Form 10QSB
period 1995-03-31
MOD U KRAF HOMES INC
filed 1995-05-15
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                             FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended      MARCH 31, 1995
                                    ------------------------

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _____________ to ______________

    Commission file number      0 - 7 0 9 3
                             ------------------

                          MOD-U-KRAF HOMES, INC.
   -----------------------------------------------------------------
                (Exact name of small business issurer as
                     specified in its charter)

             VIRGINIA                              54-0893908
   ------------------------------------------------------------------
    (State or other jurisdiction                  (IRS Employer
   of incorporation or organization)            Identification No.)

                P. O. BOX 573, ROCKY MOUNT, VIRGINIA    24151
   ------------------------------------------------------------------
                (Address of principal executive offices)

                         (703) 483-0291
   ------------------------------------------------------------------
                     (Issuer's telephone number)


   ------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issure (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the  number of  shares  outstanding of  each of the  issuer's
classes of common equity, as of the latest practicable date:   813,649
                                                             ----------

                          MOD-U-KRAF HOMES, INC.

                                  INDEX


               PART I - FINANCIAL INFORMATION

     Balance Sheets                                        2

     Statements of Income                                  3

     Statements of Cash Flows                              4

     Management's Discussion and Analysis                  5

     Notes to Financial Information                        6

                 PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of
                   Security Holders                        7

                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        March 31, 1995 and 1994

          ASSETS                                    1995        1994
                                                 ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                     $   912,271 $   824,566
  Certificates of deposit                           307,954     500,000
  Trade receivables                                 201,847      84,441
  Inventories (Note 2)                            1,688,023   1,726,954
  Notes receivable, current portion (Note 3)      1,359,184   1,038,188
  Accrued interest receivable                         3,562      10,414
  Prepaid expenses                                   55,423      44,947
  Income taxes receivable                                 0       8,470
  Deferred income taxes, current protion             54,124      62,550
                                                 ----------  ----------
    Total current assets                          4,582,388   4,300,530

LONG-TERM NOTES RECEIVABLE (Note 3)                 154,807     155,507

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1995 $1,689,560; 1994 $1,597,012. (Note 4)        899,303     914,492

OTHER ASSETS
  Deferred income taxes                             442,433     479,318
  Cash surrender value of officer's
    life insurance                                   77,414      59,978
                                                 ----------  ----------
                                                $ 6,156,345 $ 5,909,825
                                                 ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term liabilities           59,376      54,942
  Accounts payable and other liabilities            354,479     429,446
  Accrued compensation                              170,270     134,969
  Customer deposits                                  43,718      36,462
  Income taxes payable                               33,403           0
                                                 ----------  ----------
          Total current liabilities                 661,246     655,819

LONG-TERM DEFERRED COMPENSATION (Note 5)          1,043,195   1,094,577
POST RETIREMENT BENEFITS (Note 6)                   136,782     144,776
                                                 ----------  ----------
          Total liabilities                       1,841,223   1,895,172
                                                 ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1995 813,649, 1994 813,649.         813,649     813,649
  Additional Paid in Capital                        440,420     440,420
  Retained earnings                               3,061,053   2,760,584
                                                 ----------  ----------
                                                  4,315,122   4,014,653
                                                 ----------  ----------
                                                $ 6,156,345 $ 5,909,825
                                                 ==========  ==========
Accompanying notes are an integral part of these financial statements.

                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Quarters Ended March 31, 1995 and March 31, 1994


                                                    1995        1994
                                                 ----------  ----------
Net Sales                                       $ 2,016,883 $ 1,407,585
  Cost of Sales                                   1,456,788   1,017,002
                                                 ----------  ----------
                                                    560,095     390,583
Selling, General and Administrative
 Expenses                                           482,548     419,632
                                                 ----------  ----------
  Income/<Loss> from Operations                      77,547     (29,049)

Deferred Compensation Expense                        23,433      24,421
Post Retirement Benefits Expense                      2,950      (1,894)

Non-operating Income/<Expenses>                      51,317      35,318
                                                 ----------  ----------

  Income/<Loss> Before Income Taxes                 102,481     (16,258)

Federal and State Income Taxes                       31,833      (3,999)
Deferred Income Tax Adjustment                        2,051       9,148
                                                 ----------  ----------
  Income Taxes                                       33,884       5,149
                                                 ----------- -----------

    Net Income / <Loss>                         $    68,597 $   (21,407)
                                                 ==========  ==========

Earnings per share:
            Net Income / <Loss>                 $      0.08 $     (0.03)
                                                 ==========  ==========


Depreciation Included in Above Cost             $    37,141 $    40,141
                                                 ==========  ==========


Accompanying notes are an integral part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Quarters Ended March 31, 1995 and 1994

                                                    1995        1994
OPERATING ACTIVITIES                             ----------  ----------
  Net Income/<Loss>                             $    68,597 $   (21,407)
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation                                     37,141      40,141
    Deferred income taxes                             2,051       9,148
    Gain on sale of property and equipment                0           0
    Increase in cash value of life insurance          2,508      (2,616)
    Accrued interest receivable                       1,849      (1,419)
    Adjustments to deferred compensation            (12,179)    (11,191)
    Adjustments to post retirement benefits          (1,959)     (1,894)
  <Increase> decrease in:
    Trade receivables                                 5,263      (7,753)
    Inventories                                    (481,067)   (253,526)
    Prepaid Expenses                                 15,890         166
    Income taxes receivable                            0.00    -8470.00
  <Decrease> increase in:
    Accounts payable and other Liabilities        -24737.00   147528.00
    Accrued compensation                          -69875.00   -43115.00
    Customer deposits                              (104,831)    (12,486)
    Income taxes payable                           -3639.00    -5851.00
                                                 ----------- -----------
  Net cash provided by (used in)
      operations                                   (564,988)   (172,745)
                                                 ----------- -----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment              0           0
  Purchase of plant & equipment                     (38,745)    (43,268)
  <Increase> decrease in notes receivable         116695.00  -145028.00
  <Increase> decrease in certificates
     of deposit                                   196982.00   100000.00
                                                 ----------- -----------
  Net cash provided by (used in)
     investing activities                           274,932     (88,296)
                                                 ----------- -----------
FINANCING ACTIVITIES
  Purchase of common stock for retirement                 0           0
  Cash dividends paid                               (24,409)    (24,906)
                                                 ----------- -----------
  Net cash provided by (used in)
     financing activities                         -24409.00   -24906.00
                                                 ----------- -----------
    Net increase (decrease) in cash                (314,465)   (285,947)
CASH
  Beginning                                       1,226,736   1,110,513
                                                 ----------- -----------
  Ending                                        $   912,271 $   824,566
                                                 =========== ===========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                    $         0 $       445
    Income taxes                                $    35,703 $    17,665

Accompanying notes are an integral part of these financial statements.

                           MOD-U-KRAF HOMES, INC

                  Management's Discussion and Analysis
                    of the First Quarter Statements


    Net sales for the first quarter of 1995 were $2,016,883  as compared to $1,407,585 for the first quarter of 1994, a 43.29% increase. The mild winter enabled us to ship units for the entire quarter.

    Cost of Sales was  72.23% of net sales for the first quarter of 1995 and  72.25% for the first quarter of 1994.  Gross profit was  27.77% for the first quarter of 1995 and 27.75% for the first quarter of 1994.

    Selling, General and Administrative expenses was 23.93% of net sales for the first quarter of 1995 and  29.81% for the first quarter of 1994.

     Net income for the  first quarter of 1995 is $68,597  compared to a

net loss of  $21,407 for the first quarter of 1994.   This is $0.08  per

share for the  first quarter of 1995 and  $<0.03> per share for the same period in 1994.

     There are no significant variances.   The mild weather this year as

compared to the  extreme inclement  weather last year  has enabled us to record the best first  quarter sales results since the  inception of the company. The updated pricing of our new line of homes that was presented at our  April sales meeting will help  in our marketing  efforts for the remainder of the year.

  There has been no material changes in liquidity and capital resources.

                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair statement of the results for the quarter ended March 31, 1995. The results for the quarter ended March 31, 1995 are not necessarily in-dicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenue during the balance of the year.

    Both primary & fully diluted net income per common share are based on the weighted average number of shares of common stock outstanding during each year and common stock equivalents of dilutive stock options.

2.  Inventories
    The components of inventories are as follows     1995        1994
                                                     ----        ----
    Raw Materials                                   768,789     760,217
    Work-In-Progress                                 91,082      85,006
    Finished Goods                                  536,640     317,807
    Land and Units held for sale                    291,511     563,924
                                                 ----------- -----------
                                                $ 1,688,022 $ 1,726,954
                                                 =========== ===========

3.  Notes Receivable                                 1995        1993
                                                     ----        ----
    Various mortgage notes receivable secured by
    deeds of trust                                  184,792     188,583
    Demand note receivabe with interest payable
    quarterly at 9%, unsecured                       15,075      17,675
    Life insurance note receivable from an
    officer of the Company (non-interest bearing)     6,945      11,754
    Various construction loans(all current)       1,307,179     975,683
                                                 ----------- -----------
                                                  1,513,991   1,193,695
        Less current portion                      1,359,184   1,038,188
                                                 ----------- -----------
                                                $   154,807 $   155,507
                                                 =========== ===========

4.  Property and Equipment                           1995        1994
                                                     ----        ----
    Land and improvements                           300,962     255,179
    Buildings                                     1,073,835   1,067,173
    Manufacturing equipment                         896,116     860,631
    Other furniture, fixtures and equipment         317,950     328,521
                                                 ----------- -----------
                                                  2,588,863   2,511,504
        Less accumulated depreciation            (1,689,560) (1,597,012)
                                                 ----------- -----------
                                                $   899,303 $   914,492
                                                 =========== ===========

5.  Deferred Compensation, Related Parties           1995        1994
                                                     ----        ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1995 and 1994.                                  554,538     581,854

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1995 and 1994.                      540,039     559,931

    Present value of estimated postretirement
    benefits other than pensions discounted at
    8.50%                                           144,776     152,510
                                                 ----------- -----------
                                                  1,239,353   1,294,295
        Less Current Maturities                      59,376      54,942
                                                 ----------- -----------
                                                $ 1,179,977 $ 1,239,353
                                                 =========== ===========

6. The Board Of Directors of Mod-U-Kraf Homes, Inc. on May 3, 1995 de-clared a $.03 per share cash dividend on all shares outstanding on May 19, 1995 and to be paid on June 2, 1995.

7. The Company uses the annualized method in its computation of Federal Income Taxes.

8. Revenues are recorded when the houses are delivered for sales made on account. Cash sales paid in advance are recorded when produced.

                            MOD-U-KRAF HOMES, INC.

                              OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Mod-U-Kraf Homes, Inc. held its annual meeting of shareholders on March 22, 1995. The following were elected to the Board of
         Directors: Dale H. Powell, Edwin J. Campbell, J Dillard Powell,
         W. Curtis Carter, Bobbie L. Oliver and Mary L. Fitts.

                       MOD-U-KRAF HOMES, INC.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MOD-U-KRAF HOMES, INC.
                                    -----------------------------------
                                                 (Registrant)

Date: May 12, 1995


                                   s/Dale H. Powell
                                   -------------------------------------
                                               Dale H. Powell
                                    President and Chairman of the Board


                                   s/Jeffrey L. Boudreaux
                                   -------------------------------------
                                           Jeffrey L. Boudreaux
                                                 Controller