Form 10QSB
period 1995-06-30
MOD U KRAF HOMES INC
filed 1995-08-11
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended      JUNE 30, 1995
                                    ------------------------

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

                             (540) 483-0291
   ------------------------------------------------------------------
                      (Issuer's telephone number)


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


                  APPLICABLE ONLY TO CORPORATE ISSUERS

     State the  number of  shares  outstanding of  each of the  issuer's
classes of common equity, as of the latest practicable date:   825,649
                                                              ----------

                           MOD-U-KRAF HOMES, INC.

                                  INDEX


                        PART I - FINANCIAL INFORMATION

     Balance Sheets                                        2 & 3

     Statements of Income                                  4 & 5

     Statements of Cash Flows                              6 & 7

     Management's Discussion and Analysis                  8

     Notes to Financial Information                        9 & 10

                         PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of
              Security Holders                            11


                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        June 30, 1995 and 1994

          ASSETS                                    1995        1994
                                                 ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                     $ 1,045,162 $ 1,001,633
  Certificates of deposit                           500,000     500,000
  Trade receivables                                 174,659     120,453
  Inventories (Note 2)                            1,697,884   1,682,885
  Notes receivable, current portion (Note 3)        981,240     877,323
  Accrued interest receivable                         3,234       7,683
  Prepaid expenses                                   46,728     135,276
  Income taxes receivable                                 0      46,350
  Deferred income taxes, current protion             56,898      57,480
                                                 ----------  ----------
    Total current assets                          4,505,805   4,429,083

LONG-TERM NOTES RECEIVABLE (Note 3)                 171,294     164,170

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1995 $1,729,346; 1994 $1,634,649. (Note 4)      1,010,992     907,895

OTHER ASSETS
  Deferred income taxes                             429,931     469,385
  Cash surrender value of life insurance             91,824      76,484
                                                 ----------  ----------
                                                $ 6,209,846 $ 6,047,017
                                                 ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term liabilities           60,547      56,015
  Accounts payable and other liabilities            328,554     385,631
  Accrued compensation                              188,285     194,705
  Customer deposits                                  40,598     113,042
  Income taxes payable                                3,676           0
                                                 ----------  ----------
          Total current liabilities                 621,660     749,393

LONG-TERM DEFERRED COMPENSATION (Note 5)          1,029,655   1,082,136
POST RETIREMENT BENEFITS (Note 6)                   134,738     142,804
                                                 ----------  ----------
          Total liabilities                       1,786,053   1,974,333
                                                 ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1995 825,649, 1994 813,649          825,649     813,649
  Additional Paid in Capital                        459,671     440,420
  Retained earnings                               3,138,473   2,818,615
                                                 ----------  ----------
                                                  4,423,793   4,072,684
                                                 ----------  ----------
                                                $ 6,209,846 $ 6,047,017
                                                 ==========  ==========
Accompanying notes are an integral part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                  June 30, 1995 and December 31, 1994

          ASSETS                                    1995        1994
                                                 ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                     $ 1,045,162 $ 1,226,736
  Certificates of deposit                           500,000     504,935
  Trade receivables                                 174,659     207,110
  Inventories (Note 2)                            1,697,884   1,206,955
  Notes receivable, current portion (Note 3)        981,240   1,472,979
  Accrued interest receivable                         3,234       5,411
  Prepaid expenses                                   46,728      71,314
  Income taxes receivable                                 0           0
  Deferred income taxes, current protion             56,898      49,809
                                                 ----------  ----------
    Total current assets                          4,505,805   4,745,249

LONG-TERM NOTES RECEIVABLE (Note 3)                 171,294     157,708

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1995 $1,729,346; 1994 $1,652,419. (Note 4)      1,010,992     897,798

OTHER ASSETS
  Deferred income taxes                             429,931     448,799
  Cash surrender value of life insurance             91,824      79,922
                                                 ----------  ----------
                                                $ 6,209,846 $ 6,329,476
                                                 ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term liabilities           60,547      58,234
  Accounts payable and other liabilities            328,554     384,565
  Accrued compensation                              188,285     234,795
  Customer deposits                                  40,598     148,549
  Income taxes payable                                3,676      37,042
                                                 ----------  ----------
          Total current liabilities                 621,660     863,185

LONG-TERM DEFERRED COMPENSATION (Note 5)          1,029,655   1,056,451
POST RETIREMENT BENEFITS (Note 6)                   134,738     138,806
                                                 ----------  ----------
          Total liabilities                       1,786,053   2,058,442
                                                 ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1995 825,649, 1994 813,649          825,649     813,649
  Additional Paid in Capital                        459,671     440,420
  Retained earnings                               3,138,473   3,016,965
                                                 ----------  ----------
                                                  4,423,793   4,271,034
                                                 ----------  ----------
                                                $ 6,209,846 $ 6,329,476
                                                 ==========  ==========
Accompanying notes are an integral part of these financial statements.

                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Quarters Ended June 30, 1995 and June 30, 1994


                                                    1995        1994
                                                 ----------  ----------
Net Sales                                       $ 2,206,217 $ 2,314,571
  Cost of Sales                                   1,567,144   1,722,205
                                                 ----------  ----------
                                                    639,073     592,366
Selling, General and Administrative
 Expenses                                           494,023     477,464
                                                 ----------  ----------
  Income/<Loss> from Operations                     145,050     114,902

Deferred Compensation Expense                        23,171      24,182
Post Retirement Benefits Expense                      4,773      (1,910)

Non-operating Income/<Expenses>                      52,794      43,364
                                                 ----------  ----------

  Income/<Loss> Before Income Taxes                 169,900     135,994

Federal and State Income Taxes                       57,981      38,550
Deferred Income Tax Adjustment                        9,728      15,003
                                                 ----------  ----------
  Income Taxes                                       67,709      53,553
                                                 ----------- -----------

    Net Income / <Loss>                         $   102,191 $    82,441
                                                 ==========  ==========

Earnings per share:
            Net Income / <Loss>                        0.12        0.10
                                                 ==========  ==========

Depreciation Included in Above Cost                  39,786      37,366
                                                 ==========  ==========

Accompanying notes are an integral part of these financial statements.

                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Six Months Ended June 30, 1995 and June 30, 1994


                                                    1995        1994
                                                 ----------  ----------
Net Sales                                       $ 4,223,100 $ 3,722,156
  Cost of Sales                                   3,023,933   2,739,207
                                                 ----------  ----------
                                                  1,199,167     982,949
Selling, General and Administrative
 Expenses                                           976,570     897,096
                                                 ----------  ----------
  Income/<Loss> from Operations                     222,597      85,853

Deferred Compensation Expense                        46,605      48,604
Post Retirement Benefits Expense                      7,723      (3,804)

Non-operating Income/<Expenses>                     104,112      78,682
                                                 ----------  ----------

  Income/<Loss> Before Income Taxes                 272,381     119,735

Federal and State Income Taxes                       89,814      34,551
Deferred Income Tax Adjustment                       11,779      24,151
                                                 ----------  ----------
  Income Taxes                                      101,593      58,702
                                                 ----------- -----------

    Net Income / <Loss>                         $   170,788 $    61,033
                                                 ==========  ==========

Earnings per share:
            Net Income / <Loss>                        0.21        0.08
                                                 ==========  ==========

Depreciation Included in Above Cost                  76,927      77,506
                                                 ==========  ==========

Accompanying notes are an integral part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Quarters Ended June 30, 1995 and 1994

                                                    1995        1994
OPERATING ACTIVITIES                             ----------  ----------
  Net Income/<Loss>                             $   102,191 $    82,441
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation                                     39,786      37,637
    Deferred income taxes                             9,728      15,003
    Gain on sale of property and equipment           (3,205)          0
    Increase in cash value of life insurance        (14,410)    (16,506)
    Accrued interest receivable                         328       2,731
    Adjustments to deferred compensation            (12,441)    (11,430)
    Adjustments to post retirement benefits          (1,972)     (1,910)
  <Increase> decrease in:
    Trade receivables                                27,188     (36,012)
    Inventories                                      (9,861)     44,069
    Prepaid Expenses                                  8,695     (90,329)
    Income taxes receivable                               0     (37,880)
  <Decrease> increase in:
    Accounts payable and other Liabilities          (25,926)    (43,815)
    Accrued compensation                             18,015      59,736
    Customer deposits                                (3,120)     76,580
    Income taxes payable                            (29,727)          0
                                                 ----------- -----------
  Net cash provided by (used in)
      operations                                    105,269      80,315
                                                 ----------- -----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment          3,205           0
  Purchase of plant & equipment                    (151,475)    (31,040)
  <Increase> decrease in notes receivable           361,457     152,202
  <Increase> decrease in certificates
     of deposit                                    (192,047)          0
                                                 ----------- -----------
  Net cash provided by (used in)
     investing activities                            21,140     121,162
                                                 ----------- -----------
FINANCING ACTIVITIES
Proceeds from stock option sale                      31,251           0
  Cash dividends paid                               (24,769)    (24,410)
                                                 ----------- -----------
  Net cash provided by (used in)
     financing activities                             6,482     (24,410)
                                                 ----------- -----------
    Net increase (decrease) in cash                 132,891     177,067
CASH
  Beginning                                         912,271     824,566
                                                 ----------- -----------
  Ending                                        $ 1,045,162 $ 1,001,633
                                                 =========== ===========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                    $         0 $         0
    Income taxes                                $    91,750 $    76,430

Accompanying notes are an integral part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Six Months Ended June 30, 1995 and 1994

                                                    1995        1994
OPERATING ACTIVITIES                             ----------  ----------
  Net Income/<Loss>                             $   170,788 $    61,033
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation                                     76,927      77,778
    Deferred income taxes                            11,779      24,151
    Gain on sale of property and equipment           (3,205)          0
    Increase in cash value of life insurance        (11,902)    (19,122)
    Accrued interest receivable                       2,177       1,312
    Adjustments to deferred compensation            (24,620)    (22,621)
    Adjustments to post retirement benefits          (3,931)     (3,804)
  <Increase> decrease in:
    Trade receivables                                32,451     (43,765)
    Inventories                                    (490,928)   (209,457)
    Prepaid Expenses                                 24,585     (90,163)
    Income taxes receivable                               0     (46,350)
  <Decrease> increase in:
    Accounts payable and other Liabilities          (50,663)    103,713
    Accrued compensation                            (51,860)     16,621
    Customer deposits                              (107,951)     64,094
    Income taxes payable                            (33,366)     (5,851)
                                                 ----------- -----------
  Net cash provided by (used in)
      operations                                   (459,719)    (92,431)
                                                 ----------- -----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment          3,205           0
  Purchase of plant & equipment                    (190,220)    (74,308)
  <Increase> decrease in notes receivable           478,152       7,174
  <Increase> decrease in certificates
     of deposit                                       4,935     100,000
                                                 ----------- -----------
  Net cash provided by (used in)
     investing activities                           296,072      32,866
                                                 ----------- -----------
FINANCING ACTIVITIES
  Proceeds from stock option sale                    31,251           0
  Cash dividends paid                               (49,178)    (49,316)
                                                 ----------- -----------
  Net cash provided by (used in)
     financing activities                           (17,927)    (49,316)
                                                 ----------- -----------
    Net increase (decrease) in cash                (181,574)   (108,881)
CASH
  Beginning                                       1,226,736   1,110,513
                                                 ----------- -----------
  Ending                                        $ 1,045,162 $ 1,001,632
                                                 =========== ===========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                    $         0 $       445
    Income taxes                                $   127,453 $    94,095

Accompanying notes are an integral part of these financial statements.

                          MOD-U-KRAF HOMES, INC

                    Management's Discussion and Analysis
                      of the Second Quarter Statements


    Net sales for the second quarter of 1995 were $2,206,217 as compared to $2,314,571 for the second quarter of 1994, a 5% decrease. Sales for the first six months of 1995 were $4,223,100 as compared to $3,722,156 in 1994 for an increase in sales volume of 13%.

    Cost of Sales was 71.03% of net sales for the second quarter of 1995 and 74.41% for the second quarter of 1994. For the first six months cost of sales was 71.60% for 1995 compared to 73.59% for 1994. Although we are still experiencing unfavorable variances in our production labor, our cost of materials has stablized giving us better control in pricing and purchasing. As a result, our gross profit margin is up 22% for the first six months.

    Selling, General and Administrative expenses was 22.39% of net sales for the second quarter of 1995 and 20.63% for the same quarter of 1994. They were 23.12% for the first six months of 1995 compared to 24.10% for the same period in 1994.

    The net income for the second quarter of 1995 is $102,191 compared to net income of $82,441 for the second quarter of 1994. This is $.12 per share for the second quarter of 1995 and $.10 per share for the same period in 1994. Net income for the first six months is $170,788, $.21 common share, for 1995, compared to $61,033, $.08 per common share, for 1994.

    There are no other significant variances.

    There have been no material changes in liquidity and capital resources for the first six months of 1995. On July 12, 1995 Mod-U-Kraf Homes, Inc. executed a financing agreement for the construction of our new manufacturing facility. This agreement consists of $3,000,000 Industrial Development Authority of Franklin County, Virginia Industrial Development Revenue Bonds (MOD-U-KRAF HOMES, INC. Project), Series 1995. These bonds will be payable over a 20 year period and are tax-exempt obligations that carry short-term floating interest rates. The average rates for the first four months of 1995 and for 1994 have been 4.05% and 3.07% respectively.


                         MOD-U-KRAF HOMES, INC.
                     NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair statement of the results for the quarter ended June 30, 1995. The results for the quarter ended June 30, 1995 are not necessarily in-dicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenue during the balance of the year.

    Both primary & fully diluted net income per common share are based on the weighted average number of shares of common stock outstanding during each year and common stock equivalents of dilutive stock options.

2.  Inventories
    The components of inventories are as follows    1995        1994
                                                    ----        ----
    Raw Materials                               $   671,005 $   628,524
    Work-In-Progress                                 65,225     105,954
    Finished Goods                                  674,906     348,974
    Land and Units held for sale                    286,748     599,433
                                                 ----------- -----------
                                                $ 1,697,884 $ 1,682,885
                                                 =========== ===========

3.  Notes Receivable                                1995        1994
                                                    ----        ----
    Various mortgage notes receivable secured by
    deeds of trust                              $   141,505 $   140,392
    Demand note receivabe with interest payable
    quarterly at 9%, unsecured                       14,375      16,975
    Life insurance note receivable from an
    officer of the Company (non-interest bearing)     6,670       7,403
    Installment notes receivable from various
    shareholders secured by shares of common
    stock of the Company                             28,125           0
    Various construction loans(all current)         961,859     876,723
                                                 ----------- -----------
                                                  1,152,534   1,041,493
        Less current portion                        981,240     877,323
                                                 ----------- -----------
                                                $   171,294 $   164,170
                                                 =========== ===========

4.  Property and Equipment                          1995        1994
                                                    ----        ----
    Land and improvements                       $   347,120 $   269,983
    Buildings                                     1,073,835   1,068,850
    Manufacturing equipment                         992,478     864,687
    Other furniture, fixtures and equipment         326,905     339,024
                                                 ----------- -----------
                                                  2,740,338   2,542,544
        Less accumulated depreciation            (1,729,346) (1,634,649)
                                                 ----------- -----------
                                                $ 1,010,992 $   907,895
                                                 =========== ===========

                         MOD-U-KRAF HOMES, INC.
              NOTES TO FINANCIAL INFORMATION (continued)


5.  Deferred Compensation, Related Parties          1995        1994
                                                    ----        ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1995 and 1994.                              $   547,339 $   575,240

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1995 and 1994.                      534,797     555,115
                                                 ----------- -----------
                                                  1,082,136   1,130,355
        Less Current Maturities                      52,481      48,219
                                                 ----------- -----------
                                                $ 1,029,655 $ 1,082,136
                                                 =========== ===========

6.  Post Retirement Benefits                        1995        1994
                                                    ----        ----
    Present value of estimated future benefits  $   142,804 $   150,600
        Less Current Maturities                       8,066       7,796
                                                 ----------- -----------
                                                $   134,738 $   142,804
                                                 =========== ===========

7. The Board Of Directors of Mod-U-Kraf Homes, Inc. on August 2, 1995 declared a $.03 per share cash dividend on all shares outstanding on August 18, 1995 and to be paid on September 1, 1995.

8. The Company uses the annualized method in its computation of Federal Income Taxes.

9. Revenues are recorded when the houses are delivered for sales made on account. Cash sales paid in advance are recorded when produced.


                           MOD-U-KRAF HOMES, INC.

                             OTHER INFORMATION


                                   NONE


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


Date: August 9, 1995


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