Form 10QSB/A
period 1995-06-30
MOD U KRAF HOMES INC
filed 1995-10-27
CIK 67251

(amendment #2)
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
                                                              ----------


                               AMENDMENT

The June 30, 1995 10QSB is being amended to correct the Financial Data Schedule (FDS) that was amended on September 25, 1995. The [TOTAL-COSTS] and [OTHER-EXPENSES] amounts are incorrect.


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