Form 10QSB
period 1995-09-30
MOD U KRAF HOMES INC
filed 1995-11-13
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                FORM 10-QSB

  (Mark One)

    [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

          For the quarterly period ended    SEPTEMBER 30, 1995
                                          ----------------------

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE

      For the transition period from _____________ to ___________

                 Commission file number     0 - 7 0 9 3
                                         ----------------

                           MOD-U-KRAF HOMES, INC.
     -----------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                 VIRGINIA                          54-0893908
     -----------------------------------------------------------------
          (State or other jurisdiction of         (IRS Employer
          incorporation or organization)        Identification No.)

               P.O. BOX 573, ROCKY MOUNT, VIRGINIA  24151
     -----------------------------------------------------------------
                 (Address of principal executive offices)

                              (540) 483-0291
     -----------------------------------------------------------------
                        (Issuer's telephone number)

     -----------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for past 90 days.
                            Yes   X   No
                                -----    -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:      825,649
                                                       -------------







                          MOD-U-KRAF HOMES, INC.

                                   INDEX


                      PART I - FINANCIAL INFORMATION

    Balance Sheets                                        2 & 3

    Statements of Income                                  4 & 5

    Statements of Cash Flows                              6 & 7

    Management's Discussion and Analysis                  8

    Notes to Financial Information                        9, 10 & 11

                        PART II - OTHER INFORMATION

    Item 5.  Other Information                            12


                          MOD-U-KRAF HOMES, INC.
                        Consolidated Balance Sheets
                        September 30, 1995 and 1994

                                  ASSETS
                                                   1995         1994
                                                ----------   ----------
    CURRENT ASSETS
      Cash and cash equivalents               $  1,211,113 $    564,773
      Certificates of deposit                      500,000      500,000
      Receivables                                  124,272      247,167
      Inventories (Note 2)                       1,677,294    1,618,514
      Notes receivable, current portion (Note 3) 1,031,648    1,525,492
      Prepaid expenses                              66,802       63,834
      Deferred income taxes, current portion        54,224       54,333
                                                ----------   ----------
        Total current assets                     4,665,353    4,574,113

    LONG-TERM NOTES RECEIVABLE (Note 3)            173,626      171,664

    PROPERTY AND EQUIPMENT, at cost less
      accumulated depreciation
      1995 $1,765,749; 1994 $1,618,292. (Note 4) 1,496,385      929,363

    OTHER ASSETS
      Deferred income taxes                        422,807      453,862
      Cash surrender value of life insurance        92,859       77,583
      Reimbursement Account (Note 7)               106,349            0
      Bond Issue Costs (Note 7)                     72,099            0
                                                ----------   ----------
                                              $  7,029,478 $  6,206,585
                                                ==========   ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Current portion of L-T liabilities (Note 5    61,742       57,114
      Accounts payable and other liabilities       440,974      399,696
      Accrued compensation                         176,429      162,167
      Customer deposits                             58,005      168,056
      Income taxes payable                          43,473       21,589
                                                ----------   ----------
              Total current liabilities            780,623      808,622

    LONG-TERM DEFERRED COMPENSATION (Note 5)     1,015,825    1,069,430
    POST RETIREMENT BENEFITS (Note 6)              132,676      140,813
    LONG-TERM DEBT (Note 7)                        575,769            0
                                                ----------   ----------
              Total liabilities                  2,504,893    2,018,865
                                                ----------   ----------
    STOCKHOLDERS' EQUITY
      Common stock, $1 par value, 2,000,000
        shares authorized: shares issued and
        outstanding 1995 825,649, 1994 813,649     825,649      813,649
      Additional Paid in Capital                   459,671      440,420
      Retained earnings                          3,239,265    2,933,651
                                                ----------   ----------
                                                 4,524,585    4,187,720
                                                ----------   ----------
                                              $  7,029,478 $  6,206,585
                                                ==========   ==========
   Accompanying notes are an integral part of these financial statement

                          MOD-U-KRAF HOMES, INC.
                        Consolidated Balance Sheets
                 September 30, 1995 and December 31, 1994

                                  ASSETS
                                                   1995         1994
                                                ----------   ----------
    CURRENT ASSETS
      Cash and cash equivalents               $  1,211,113 $  1,226,736
      Certificates of deposit                      500,000      504,935
      Receivables                                  124,272      212,521
      Inventories (Note 2)                       1,677,294    1,206,956
      Notes receivable, current portion (Note 3) 1,031,648    1,472,979
      Prepaid expenses                              66,802       71,313
      Deferred income taxes, current portion        54,224       49,809
                                                ----------   ----------
        Total current assets                     4,665,353    4,745,249

    LONG-TERM NOTES RECEIVABLE (Note 3)            173,626      157,708

    PROPERTY AND EQUIPMENT, at cost less
      accumulated depreciation
      1995 $1,765,749; 1994 $1,652,419. (Note 4) 1,496,385      897,699

    OTHER ASSETS
      Deferred income taxes                        422,807      448,799
      Cash surrender value of life insurance        92,859       79,922
      Reimbursement Account (Note 7)               106,349            0
      Bond Issue Costs (Note 7)                     72,099            0
                                                ----------   ----------
                                              $  7,029,478 $  6,329,377
                                                ==========   ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Current portion of L-T liabilities (Note 5    61,742       58,234
      Accounts payable and other liabilities       440,974      379,216
      Accrued compensation                         176,429      240,145
      Customer deposits                             58,005      148,549
      Income taxes payable                          43,473       37,042
                                                ----------   ----------
              Total current liabilities            780,623      863,186

    LONG-TERM DEFERRED COMPENSATION (Note 5)     1,015,825    1,056,451
    POST RETIREMENT BENEFITS (Note 6)              132,676      138,806
    LONG-TERM DEBT (Note 7)                        575,769            0
                                                ----------   ----------
              Total liabilities                  2,504,893    2,058,443
                                                ----------   ----------
    STOCKHOLDERS' EQUITY
      Common stock, $1 par value, 2,000,000
        shares authorized: shares issued and
        outstanding 1995 825,649, 1994 813,649     825,649      813,649
      Additional Paid in Capital                   459,671      440,420
      Retained earnings                          3,239,265    3,016,865
                                                ----------   ----------
                                                 4,524,585    4,270,934
                                                ----------   ----------
                                              $  7,029,478 $  6,329,377
                                                ==========   ==========
   Accompanying notes are an integral part of these financial statement

                          MOD-U-KRAF HOMES, INC.
                     Consolidated Statement of Income
                Quarters Ended September 30, 1995 and 1994


                                                   1994         1994
                                                ----------   ----------
    Net Sales                                 $  2,300,001 $  2,612,838
      Cost of Sales                              1,586,219    1,796,287
                                                ----------   ----------
                                                   713,782      816,551
    Selling, General and Administrative
     Expenses                                      509,675      591,487
                                                ----------   ----------
      Income/<Loss> from Operations                204,107      225,064

    Deferred Compensation Expense                   22,907       23,939
    Post Retirement Benefits                         6,067       (1,924)

    Non-operating Income/<Expenses>                 45,662       61,220
                                                ----------   ----------

      Income/<Loss> Before Income Taxes            220,795      264,269

    Federal and State Income Taxes                  95,234      124,824
                                                ----------   ----------

        Net Income / <Loss>                   $    125,561 $    139,445
                                                ==========   ==========

    Earnings per share:
      Net Income / <Loss>                     $       0.15 $       0.17
                                                ==========   ==========

    Depreciation Included in Above Cost       $     41,367 $     39,683
                                                ==========   ==========

   Accompanying notes are an integral part of these financial statement

                          MOD-U-KRAF HOMES, INC.
                     Consolidated Statement of Income
               Nine Months Ended September 30, 1995 and 1994


                                                   1995         1994
                                                ----------   ----------
    Net Sales                                 $  6,523,101 $  6,334,994
      Cost of Sales                              4,610,152    4,535,494
                                                ----------   ----------
                                                 1,912,949    1,799,500
    Selling, General and Administrative
     Expenses                                    1,486,245    1,488,583
                                                ----------   ----------
      Income/<Loss> from Operations                426,704      310,917

    Deferred Compensation Expense                   69,511       72,542
    Post Retirement Benefits Expense                13,791       (5,728)

    Non-operating Income/<Expenses>                149,773      139,902
                                                ----------   ----------
      Income/<Loss> Before Income Taxes
        and Extraordinary Items                    493,175      384,005

    Federal and State Income Taxes                 196,827      183,526
                                                ----------   ----------
        Net Income / <Loss>                   $    296,348 $    200,479
                                                ==========   ==========

    Earnings per share:
      Net Income / <Loss>                     $       0.36 $       0.25
                                                ==========   ==========

    Depreciation Included in Above Cost       $    118,295 $    117,461
                                                ==========   ==========

   Accompanying notes are an integral part of these financial statement

                          MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Cash Flows
                Quarters Ended September 30, 1995 and 1994

                                                   1995         1994
    OPERATING ACTIVITIES                        ----------   ----------
      Net Income/<Loss>                       $    125,561 $    139,445
      Noncash <income> expenses included
          in income or <loss>:
        Depreciation                                41,367       39,683
        Deferred income taxes                        9,798       18,670
        Gain on sale of property and equipment         993      (15,921)
        Increase in cash value of life insurance    (1,035)      (1,099)
        Adjustments to deferred compensation       (12,706)     (11,674)
        Adjustments to post retirement benefits     (1,991)      (1,924)
        Adjustments to reimbursement account      (106,349)           0
        Adjustments to bond issue costs            (72,099)           0
      <Increase> decrease in:
        Trade receivables                           53,621      (72,681)
        Inventories                                 20,590       64,371
        Prepaid Expenses                           (20,071)      71,442
      <Decrease> increase in:
        Accounts payable and other Liabilities     112,420       14,065
        Accrued compensation                       (11,856)     (32,538)
        Customer deposits                           17,407       55,014
        Income taxes payable                        39,797       21,589
                                                -----------  -----------
      Net cash provided by (used in) operations    195,447      288,442
                                                -----------  -----------
    INVESTING ACTIVITIES
      Proceeds from sale of property & equipment         0       22,630
      Purchase of plant & equipment               (527,756)     (67,860)
      <Increase> decrease in notes receivable      (52,740)    (655,663)
      <Increase> decrease in cert. of deposits           0            0
                                                -----------  -----------
      Net cash provided by (used in)
         investing activities                     (580,496)    (700,893)
                                                -----------  -----------
    FINANCING ACTIVITIES
      <Decrease> increase in long-term debt        575,769            0
      Cash dividends paid                          (24,769)     (24,409)
                                                -----------  -----------
      Net cash provided by (used in)
         financing activities                      551,000      (24,409)
                                                -----------  -----------
        Net increase (decrease) in cash            165,951     (436,860)
    CASH
      Beginning                                  1,045,162    1,001,633
                                                -----------  -----------
      Ending                                  $  1,211,113 $    564,773
                                                ===========  ===========
             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
        Interest                              $     26,002 $          0
        Income taxes                          $     46,175 $     38,215

   Accompanying notes are an integral part of these financial statement

                          MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Cash Flows
               Nine Months Ended September 30, 1995 and 1994

                                                   1995         1994
    OPERATING ACTIVITIES                        ----------   ----------
      Net Income/<Loss>                       $    296,348 $    200,479
      Noncash <income> expenses included
          in income or <loss>:
        Depreciation                               118,295      117,461
        Deferred income taxes                       21,577       42,821
        Gain on sale of property and equipment      (2,212)     (15,921)
        Increase in cash value of life insurance   (12,937)     (20,221)
        Adjustments to deferred compensation       (37,326)     (34,295)
        Adjustments to post retirement benefits     (5,922)      (5,728)
        Adjustments to reimbursement account      (106,349)           0
        Adjustments to bond issue costs            (72,099)           0
      <Increase> decrease in:
        Trade receivables                           88,249     (161,484)
        Inventories                               (470,338)    (145,086)
        Prepaid Expenses                             4,514      (18,721)
      <Decrease> increase in:
        Accounts payable and other Liabilities      61,757      117,778
        Accrued compensation                       (63,716)     (15,917)
        Customer deposits                          (90,544)     119,108
        Income taxes payable                         6,431       15,738
                                                -----------  -----------
      Net cash provided by (used in) operations   (264,272)     196,012
                                                -----------  -----------
    INVESTING ACTIVITIES
      Proceeds from sale of property & equipment     3,205       22,630
      Purchase of plant & equipment               (717,976)    (142,168)
      <Increase> decrease in notes receivable      425,412     (648,489)
      <Increase> decrease in cert. of deposits       4,935      100,000
                                                -----------  -----------
      Net cash provided by (used in)
         investing activities                     (284,424)    (668,027)
                                                -----------  -----------
    FINANCING ACTIVITIES
      Proceeds from stock option sale               31,251            0
      <Decrease> increase in long-term debt        575,769            0
      Cash dividends paid                          (73,947)     (73,725)
                                                -----------  -----------
      Net cash provided by (used in)
         financing activities                      533,073      (73,725)
                                                -----------  -----------
        Net increase (decrease) in cash            (15,623)    (545,740)
    CASH
      Beginning                                  1,226,736    1,110,513
                                                -----------  -----------
      Ending                                  $  1,211,113 $    564,773
                                                ===========  ===========
             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash payments for:
        Interest                              $     26,002 $        445
        Income taxes                          $    173,628 $    132,310

   Accompanying notes are an integral part of these financial statement

                          MOD-U-KRAF HOMES, INC.

                   Management's Discussion and Analysis
              of Nine Months and Quarterly Income Statements


     Net sales for the first nine months of 1995 were $6,523,101, as compared to $6,334,994 for 1994. This represents an increase in sales volume of 2.97%. The third quarter of 1995 produced a sales volume of $2,300,001 as compared to $2,612,838 for the third quarter of 1994 for a decrease in sales volume of 11.97%.
     Cost of sales were 70.67% of net sales for the first nine months of 1995 as compared to 71.74% for the same period in 1994. The cost of sales percent for the third quarter of 1995 were 68.97% compared to 69.10% for the third quarter of 1994.
     Selling, general and administrative expenses were 22.78% of net sales for the first nine months of 1995 compared to 23.35% of net sales for the first nine months of 1994. The third quarter of 1995 produced a percent of 22.16% as compared to 2.29% for the third quarter of 1994.
     Income from operations has shown a 37.24% increase for the first nine months and a 9.31% decrease for the third quarter over 1994.
     The first nine months of 1995 showed net income of $296,348 compared to net income of $200,476 for 1994, a 47.82% increase. The new pricing and product line implemented at the end of the first quarter are achieving their desired results. With only a 8.70% increase in net modular sales for the first three quarters we have increased operating profits by 37.24%.
     We are projecting that we will end 1995 about 5% behind 1994 in sales volume, but net profits will be about 30% ahead of 1994 profits. This will be an increase in earnings per share of $0.10 over 1994.
     Other than the financing arrangement for our new manufacturing facility as outlined in Note 7, there has been no significant changes in liquidity and capital resources.


                          MOD-U-KRAF HOMES, INC.
                      NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a statement of the results for the quarter ended Sept. 30, 1995. Results for the quarter ended September 30, 1995 are not necessarily indicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April
     1 to September 30 are normally greater than revenues during the balance of the year.
     Both primary and fully diluted net income per common share are based on the weighted average number of shares of common stock outstanding during each year and common stock equivalents of dilutive stock options.

2.   Inventories
     The components of inventories are as follows:
                                                    1995         1994

        Raw Materials                              628,234      640,773
        Work-In-Progress                            94,334      114,556
        Finished Goods                             584,117      417,591
        Land and Units held for sale               370,609      445,594
                                                -----------  -----------
                                                 1,677,294    1,618,514
                                                ===========  ===========
3.   Notes Receivable
                                                    1995         1994
     Various mortgage notes receivable secured by
     deeds of trust                                136,994      242,646
     Demand note receivable with interest payable
     quarterly at 9%, unsecured                     13,675       16,275
     Life insurance note receivable from an officer
     of the Company (non-interest bearing)           6,512        7,254
     Installment notes receivable from various
     shareholders secured by shares of common
     stock of the Company                           28,125            0
     Various construction loans (all current)    1,019,968    1,430,981
                                                -----------  -----------
                                                 1,205,274    1,697,156
            Less current portion                 1,031,648    1,525,492
                                                -----------  -----------
                                                   173,626      171,664
                                                ===========  ===========

4.   Property and Equipment
                                                     1995         1994

     Land and improvements                         462,212      273,288
     Buildings                                   1,473,675    1,073,835
     Manufacturing equipment                       995,023      879,627
     Other furniture, fixtures and equipment       331,224      320,905
                                                -----------  -----------
                                                 3,262,134    2,547,655
         Less accumulated depreciation           1,765,749    1,618,292
                                                -----------  -----------
                                                 1,496,385      929,363
                                                ===========  ===========

                          MOD-U-KRAF HOMES, INC.
                      NOTES TO FINANCIAL INFORMATION

5.   Deferred Compensation, Related Parties
                                                    1995         1994
     Present Value of deferred compensation
     benefits payable to the widow of O.Z. Oliver
     at $6,311 monthly until the earlier of her
     death or Sept. 2006, discounted at 8.50% in
     1995 and 1994.                                539,987      568,485

     Present Value of deferred compensation
     benefits payable to Robert K. Fitts at $5,560
     monthly until his death after which the
     benefits are payable to his spouse until the
     earlier of her death or July 2007, discounted
     at 8.50% in 1995 and 1994.                    529,443      550,196
                                                -----------  -----------
                                                 1,069,430    1,118,681
         Less Current Maturities                    53,605       49,251
                                                -----------  -----------
                                                 1,015,825    1,069,430
                                                ===========  ===========

6.   Post Retirement Benefits
                                                    1995         1994

     Present value of estimated future benefits    140,813      148,676
                                                     8,137        7,863
                                                -----------  -----------
                                                   132,676      140,813
                                                ===========  ===========

7.   Long-Term Debt

     On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in equal annual principal amounts of $150,000 through 2015. The interest rate was 4.10% September 30, 1995.

     The Company has entered an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments the bonds and is payable in monthly installments currently estimated at $22,100. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the reimbursement account equal to 55 days of interest on the bonds. As of September 30, 1995, the Reimbursement Account balance was as follows:

             Required prepaid interest deposit     $67,809
             Unused monthly principal deposits      37,500
             Earnings                                1,040
                                                -----------
                                                  $106,349

                          MOD-U-KRAF HOMES, INC.
                      NOTES TO FINANCIAL INFORMATION


(Note 7 cont.)

     The Company's policy is to reflect the balance of the reimbursement account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

     As of September 30, 1995, $575,769 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that been drawn. Any unused proceeds will be used for early retirement of bonds.

     Bond issue costs will be amortized over the life of the bonds.

8. The Board Of Directors of Mod-U-Kraf Homes, Inc. on November 1, 1995 will declare a $.03 per-share cash dividend on all shares outstanding on November 17, 1995 and to be paid on December 1, 1995.

9. The Company uses the annualized method in its computation of Federal Income Taxes.

10. Revenues are recorded when the houses are delivered for sales made on account. Cash sales paid in advance are recorded when produced.


                          MOD-U-KRAF HOMES, INC.

                             OTHER INFORMATION




                                  N O N E




                          MOD-U-KRAF HOMES, INC.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MOD-U-KRAF HOMES, INC.
                                   ----------------------------------
                                             (Registrant)


     Date: November 10, 1995



                                   s/Dale H. Powell
                                   -----------------------------------
                                        Dale H. Powell
                                   President and Chairman of the Board

                                   s/Jeffrey L. Boudreaux
                                   -----------------------------------
                                        Jeffrey L. Boudreaux
                                             Controller