Form 10KSB
period 1995-12-31
MOD U KRAF HOMES INC
filed 1996-03-29
CIK 67251

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

      (Mark One)
     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
     For the fiscal year ended  December 31, 1995
                               -------------------
     [   ]  Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No fee required)
     For the transition period from __________ to __________

                   Commission file number:   0 - 7 0 9 3

                          MOD-U-KRAF HOMES, INC.
              ----------------------------------------------
              (Name of Small Business Issuer in Its Charter)

           VIRGINIA                                  54-0893908
 -------------------------------                -------------------
 (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)                Identification No.)

      P. O. BOX 573, ROCKY MOUNT, VIRGINIA              24151
    ----------------------------------------         ----------
    (Address of Principal Executive Offices)         (Zip Code)

                             703 - 483 - 0291
             ------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act:

                                   NONE
                               ------------
      Securities registered under Section 12(g) of the Exchange Act:

                               COMMON STOCK
                             ----------------
                             (Title of Class)

     Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.

Yes [   ]  No [ X ]

     State issuer's revenues for its most recent fiscal year. $9,083,419
                                                              ----------
     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                        $1,676,684 at March 1, 1996

                ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ X ] No [   ]

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date, as of March 15, 1994.

               813,649 shares of Common Stock, $1 par value


     Transitional Small business Disclosure Format: Yes [   ] No [ X ]


                  DOCUMENTS INCORPORATED BY REFERENCE

                                None
                                ----

Item 1.    Description of Business
           -----------------------
     Mod-U-Kraf Homes, Inc. (the "Company"), was incorporated as a Virginia corporation on August 19, 1971. It is engaged in the business of manufacturing and selling custom-built sectionalized units (homes) of its own design. The Company also customizes a commercial line of products consisting of multi-family and diversified specialty structures. These operations constitute one business segment.
     The sectionalized housing units, available in 58 standard models, ranging in size from 705 square feet to 2,970 square feet for one and two family dwellings, consist of two or more virtually complete sections which are manufactured side by side on an assembly line. Various designs are available, including Victorian, Cape Cod, vacation homes, two stories and country homes. There are over 100 options to allow for custom choices. Interior designs provide for great rooms, spacious kitchen-dining-living areas, ample closets, and fireplaces. Multi-family projects can contain up to 24,000 square feet and are custom designed to meet the needs of the builder and as dictated by building site conditions (including inside and outside painting and installation of kitchen cabinets and floor coverings). After completion, the units are loaded on specially designed transporters for delivery to the building site where they are off-loaded to a permanent foundation previously prepared by the purchaser. After the sections are off-loaded, either by crane or rollers, they are secured together by a "zip up" procedure. The purchaser may then complete the sections by making plumbing and electrical connections, carrying out final grading and landscaping, and adding brick veneer, if desired. Prices on our products can vary depending upon the region into which they are to be shipped. The Company believes that when completely erected on a lot, landscaped and ready for occupancy, its single family homes retail from $55,000 to $250,000 or more depending on the cost of the lot. the prices of multi-family projects can range up to $1,300,000 or more depending on the total size of the project.
     During the past several years, the Company, utilizing the manufactured section concept, has increasingly entered into a new commercial building market consisting of condominiums, town-house apartments, dental clinics, medical office buildings, churches, motels and many other commercial structures adaptable to the Company's manufacturing methods and capabilities.
     During 1995, the Company produced 222.0 units as compared to 222.5 units in 1994. Gross sales of $9,083,419 and $9,288,807 in 1995 and 1994 were comprised of 219.5 and 222.0 units sold, respectively.
     The chief raw materials used in production are lumber and lumber products, including plywood, moldings, door and window assemblies: general building materials such as roofing, insulation, wallboard, fixtures and hardware; and heating equipment and other appliances. These materials are presently available at competitive prices through several suppliers serving the area, and the Company has not experienced and does not foresee dependency upon any single source of supply for raw material. The price of lumber has been subject to significant fluctuations which may affect the Company's profit margin and the prices it charges for its products. The Company passes increased cost on to its customers by increasing sales prices from time to time.
     At March 1, 1996, the Company had a backlog of unshipped orders for 51.5 units (representing approximately $1,956,834 in gross sales). Comparable backlog figures at March 1, 1995 were 59.0 units (representing approximately $2,290,123 in gross sales) and, at March 1, 1994, were 41.5 units (representing approximately $1,587,969 in gross sales). The Company believes that approximately 65% of the orders comprising the current backlog are firm. The Company believes that 35% of the back log balance may not be treated as firm due to a variety of factors, including unavailability of financing for its customers, title defects or objections with respect to land upon which customers expect to erect their homes, and weather conditions which can affect delivery against contracts. The average delay between booking and shipment of an order is approximately 75 days.
     Company units are sold primarily in Virginia, Maryland, West Virginia and North Carolina, although some sales have been made in South Carolina, Kentucky, Ohio, Delaware, Tennessee, Pennsylvania and New Jersey. The Company offers its products primarily to home builders, land developers and realtors, although the company has acted as "turnkey" contractor in some instances, selling several sectionalized homes directly to retail customers and, depending on the contract, either "zipping-up" the units or completing the entire home to final grade. Orders consist primarily of from one to three homes, although larger orders are accepted if received.
     Management feels that interest rates will remain stable through the year in 1996, with a possible decrease, and that the marketing momentum will continue to yield a firm backlog of sales, which, in turn, creates an optimistic view toward another successful year in 1996. Forecasts indicate that total housing starts for 1996 will show a modest increase, and with increased market share of total housing starts by modular houses, we should show an increase over 1995. The Company's success is dependent upon the stability of lumber prices, long term mortgage rates, and the health of the economy.
     The Company does not have long-term agreements with any customer and does not have any single customer or large group of customers upon which a material part of its business depends. Sales terms are flexible, varying from cash 15 days prior to delivery to a completely secured sale with a nominal down payment, in which the Company provides construction financing pending sale of the units and disbursement of financing by the permanent
lender.   The Company provides permanent financing in connection with a small number of sales. (See Note 3 of Item 7, Financial Statements)
     The Company does not have any material patents, licenses, franchises or concessions, and it has not made any material expenditures for research and development during the past three years. The Company employs approximately 20 persons on its administrative and office staff, 15 persons on its sales staff and 82 persons on its production and delivery staff. None of its employees is represented by a labor union.
     Competition in the housing industry is intense. The Company competes not only with local, regional and national producers of manufactured housing, including modular, panalized and mobile homes, but also with local, regional and national home builders as well. Many of these competitors have financial resources and productive facilities which far exceed those of the Company. Moreover, five manufactured housing firms have plants located in or near Rocky Mount, Virginia, and the Company must accordingly compete with these firms for labor as well as sales. The Company does not know its competitive position in the manufactured housing industry.
     To the extent weather conditions affect the construction or erection of houses, the business of the Company can be seasonal, with a larger portion of sales and shipments of its units occurring in the warmer months of the year, generally from May through November, than during the winter months.
     To the best of its knowledge, the Company is in compliance with federal, state and environmental protection regulations and does not currently foresee that capital expenditures will be necessary to maintain such compliance or that future compliance will significantly affect the earnings or competitive position of the Company.
     The marketing direction of the Company has recently developed two thrusts. While the overall trend has been towards larger structures, the Company has developed a series of smaller, lower-cost units to enable it to compete for entry-level housing and governmental loan programs. Improvements made in manufacturing facilities have put the Company in the position to produce both large and smaller units efficiently.
     The Company does not have under consideration, except as outlined above, any program for product research and development. The Company is presently constructing a new manufacturing facility in the Town of Rocky Mount/County of Franklin Industrial Park approximately one mile from our present location. At this time, it is anticipated that the cost will be approximately $2,500,000 which is being funded by an Industrial Revenue Development Bond Issue. (See Note 6 of Item 7, Financial Statements). The Company's employment level has fluctuated, and will continue to fluctuate with the demand for code-complying manufactured housing. Production employment levels may vary from 60 employees up to 90 employees as order demand increases production. It is anticipated that the new manufacturing facility will add an additional 50 employees over current levels.
     The products of the Company are manufactured at facilities in Rocky Mount, Virginia. See Item 2, below. The existing plant has a production capacity of 7.5 units per week and the new facility will have a production capacity of 20 units per week.

Item 2.   Description of Property.
          -----------------------
     The Company's production and transportation office and manufacturing plant are located in a one-story steel building, approximately 34 years old, on State Highway 40, one mile east of Rocky Mount, Virginia. The building is insulated and heated with a concrete floor and totals 20,000 square feet. Production and transportation offices, located within the plant facility, is air conditioned and contains approximately 1,000 square feet of floor space. In 1982, there was a one story metal and wood plumbing and electrical storage addition with 700 square feet and a one story metal and wood break room addition, heated and air conditioned, with 700 square feet completed. In 1984, construction was completed on a 7,200 square foot addition to the plant. In 1988, a one story metal and wood addition containing a supply room and a "Binks" paint booth was completed containing 1,600 square feet. In 1993, a one story metal building that was built in 1984 which has a concrete floor and 16' overhead doors and has 3,600 square feet was converted to a component manufacturing area. A small portion of the plant is used for storage of materials which will not withstand exposure to the elements.
Total manufacturing area contains approximately 33,800 square feet of space.
     Four enclosed storage buildings on the property adjacent to the manufacturing plant are used to store materials. These buildings are wood and metal construction with concrete floors and either three or four walls enclosed. Total enclosed storage is 17,370 square feet.
     The corporate headquarters building, including the engineering office, which is located adjacent to the Rocky Mount plant, was completed and occupied in December 1973 and contains over 7,800 square feet of office space. The building was constructed in the Rocky Mount plant from seven single modules completed in the plant with plant installation of wiring, lighting, plumbing, carpet, vinyl, and rest rooms with ceramic walls and floors.
    The property is served by a rail siding. The property includes approximately seven acres of land that provides for, in addition to the plant buildings, storage buildings and corporate headquarters building, room for employee and visitor parking, storage of completed sections pending shipment and two sales models.
     In October 1977, the Company purchased a 10-acre parcel adjacent to its Rocky Mount facilities for possible future expansion. In March 1993, an additional 16.92 acres were purchased adjacent to the 10 acre parcel. In October 1994, the Company exchanged, at no cost, 20.229 acres of the total
26.92 acres for 17.983 acres in the Franklin County/Town of Rocky Mount, Virginia Industrial Park. After the exchange, there are remaining 6.691 acres owned by the Company adjacent to its Rocky Mount facilities.
     The 7 acre parcel that contains the manufacturing, storage and office buildings are separated from the 6.691 acre parcel referred to above by a rail line.
     The Company's new manufacturing facility under construction is located on 17.983 acres in the Franklin County/Town of Rocky Mount, Virginia Industrial Park. The facility is a steel building, insulated with a standing rib roof. The 104,325 square foot building has a 32'6" eave height and has a sprinkler system throughout. There is 6,680 square feet of mezzanine for additional storage and 800 square feet of office space inside the building. The size of the building will allow for storage of all materials for the construction of the units. This will reduce damage to inventory due to movement and weather. The entire floor area is covered by 6" of finished concrete. There are 10 large doors of which 8 are designed for "drive through" and 2 are "dock" doors for receiving materials. There are five 4 ton bridge cranes installed to assist in the "off-line" production of various components such as floor systems, walls, and roof systems. The entire building will be heated by propane with an air rotation system. To allow for future expansion of the building, an additional 8,750 square feet of finished floor and grade beams has been added to the building. Three storm water run-off retention ponds are located on the property. All roof drains on the building have been "piped" to those ponds. The remainder of the finished lot will be covered by 6" of compacted surface with approximately 42,000 square yards of high traffic area underlaid with a surface retention fabric. The property will be fenced for security purposes.
     The Company's transportation and delivery fleet consists of six tractor cabs and 52 trailers, all of which are owned by the Company.
     The Company considers its properties and equipment generally to be well maintained and in good condition, and adequate for the needs of its business.

Item 3.   Legal Proceedings.
          ------------------
     None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
     None.

Item 5.   Market for Common Stock and Related Stockholder Matters.
          --------------------------------------------------------
     The Corporation's common stock is traded in the over-the-counter market. The number of shareholders of record as of February 21, 1996 was 438. The range of bid and ask quotations and dividends declared for the last two calendar years are listed below.

                          QUOTATIONS ON COMMON STOCK
                    1995                          1994
        ----------------------------  --------------------------  Dividends
             BID            ASK            BID           ASK       Declared
        -------------- -------------  ------------ ------------- ------------
         High    Low    High    Low    High   Low    High    Low  1995   1994
        ------ ------  ------ ------  ------ -----  ------ ----- -----  -----
First    4      3 1/2  4 1/2    --    5      3 3/4  6      4 3/4 $0.03  $0.03
Second   4      3 3/4  4 1/2  4 1/8   5      4 1/2  6      5 1/4 $0.03  $0.03
Third    3 3/4  3 1/2  4 1/2    --    4 1/2   --    5 1/4   --   $0.03  $0.03
Fourth   3 1/2    --   4 1/2    --    4 1/2   --    5 1/4   --   $0.03  $0.03

Source:  Wheat, First Securities, Inc.

The Corporation presently expects to pay dividends in the future as earnings permit. The quotations herein reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Item 6.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------
     Because the housing industry is seasonal, 1995 Net Sales of $9,083,419 were 2.21% below 1994 Net Sales of $9,288,807 due to the inclement weather during the last few weeks of the year. Otherwise we feel that we would have exceeded 1994 sales. The trend in sales for the past five years have shown a steady increase in volume. We believe that this trend will continue for the modular industry. By increasing our production capacity with our new manufacturing facility we will be able to satisfy the demand.
     Gross Profit percentages were 29.17% in 1995 as compared to 27.27% in 1994 and 28.85% in 1993. With stable lumber prices and producing to capacity we are able to minimize and control our production costs. The new facility will enable us to exercise more control over our process by using the latest production techniques.
     We have been generating some savings in the Selling, general and administrative expenses. Their percentages were 23.20%, 22.14% and 24.72% for the years 1995, 1994 and 1993, respectively. We have been carefully increasing our staffing in engineering and selling in anticipation of our expansion and increased volume.
     Interest income continues to comprise a significant portion of non-operating income. For the years 1995, 1994 and 1993, interest income was 91.61%, 82.75%, and 90.73%, respectively, of non-operating income. We keep a large cash balance to eliminate any short term borrowing that may be needed for operations if we have a temporary market shift due to weather or interest rate factors.
     There were no other significant variances.

Capital Resources and Liquidity

     Total funds generated were sufficient to meet the requirements for plant and equipment, debt retirement and dividends. By virtue of the cash and accounts receivable levels, the company feels that it has adequate liquidity for continued successful operations.
      The Company is in the process of constructing a new manufacturing facility to be completed in the second quarter of 1996 at a cost of approximately $2,250,000. The plant is being financed by an Industrial Development Bond Issue. The debt associated with this issue will be payable over a 20 year period.
     The Company believes that the effect of inflation on the results for the periods presented is not material.
     To the extent permitted by competition, the Company passes increased cost on to its customers by increasing sales prices from time to time.

Item 7.   Financial Statements.
          ---------------------

                  MOD-U-KRAF HOMES, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL REPORT
                             December 31, 1995

                              C O N T E N T S

                    INDEPENDENT AUDITOR'S REPORT ON
                       THE FINANCIAL STATEMENTS

                    FINANCIAL STATEMENTS
                      Consolidated Balance Sheets
                      Consolidated Statements of Income
                      Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements


INDEPENDENT AUDITOR'S REPORT
----------------------------
To the Board of Directors and Stockholders of Mod-U-Kraf Homes, Inc. and Subsidiary
Rocky Mount, Virginia

            We have audited the accompanying consolidated balance sheets of Mod-U-Kraf Homes, Inc. and Subsidiary as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mod-U-Kraf Homes, Inc. and Subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for the years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.
                                Brown, Edwards & Company, L.L.P.
                                 CERTIFIED PUBLIC ACCOUNTANTS

Roanoke, Virginia
January 20, 1996



                  MOD-U-KRAF HOMES, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                       December 31, 1995 and 1994

            ASSETS                          1995            1994
                                       -------------    ------------
CURRENT ASSETS
  Cash and cash equivalents            $  1,426,738     $  1,226,736
  Certificates of deposit                   689,000          300,000
  U.S. Treasury note                            -            204,935
  Trade and other receivables                63,866          156,161
  Inventories (Note 2)                    1,368,766        1,206,955
  Notes receivable, current portion
       (Note 3)                             882,234        1,425,390
  Prepaid expenses                           67,506           71,314
                                       --------------    ------------
            Total current assets          4,498,110        4,591,491

LONG-TERM NOTES RECEIVABLE (Note 3)         221,418          261,657

PROPERTY AND EQUIPMENT, at cost less
 accumulated depreciation 1995
 $1,802,732; 1994 $1,652,419
  (Notes 4 and 6)                         2,245,627          897,798

OTHER ASSETS
  Deferred taxes (Note 7)                   508,239          498,608
  Cash surrender value of officers' life
  insurance                                  95,440           79,923
  Reimbursement account (Note 6)            145,516              -
  Earnings on unused bond proceeds (Note 6)  58,124              -
  Debt issue costs (Note 6)                  73,030              -
                                       -------------    -------------
                                       $  7,845,504     $  6,329,477
                                       =============    =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 6)                           $    150,000     $        -
  Current portion of postretirement
    benefits (Note 5)                        75,366           58,234
  Accounts payable, trade and other
    liabilities                             356,706          384,565
  Accrued compensation                      232,026          234,795
  Customer deposits                          23,315          148,549
  Income taxes payable (Note 7)              60,364           37,042
                                       -------------     ------------
            Total current liabilities       897,777          863,185

LONG-TERM POSTRETIREMENT BENEFITS
 (Note 5)                                 1,130,822        1,195,257

LONG-TERM DEBT (Note 6)                   1,234,514              -

COMMITMENTS AND CONTINGENCIES (Notes 6
 and 12)                                        -                -
                                        ------------     ------------
            Total liabilities             3,263,113        2,058,442
                                        ------------     ------------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
   2,000,000 shares authorized; shares
   issued and outstanding 825,649 in
   1995; 813,649 in 1994 (Note 9)      $    825,649     $     813,649

  Additional paid-in capital                459,671           440,421

  Retained earnings                       3,297,071         3,016,965
                                       -------------    --------------
                                          4,582,391         4,271,035
                                       -------------    --------------
                                       $  7,845,504      $  6,329,477
                                       =============     =============

The Notes to Consolidated Financial Statements are an integral part of these statements.


                   MOD-U-KRAF HOMES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
               Years Ended December 31, 1995, 1994, and 1993

                             1995              1994             1993
                         -------------     -------------    -------------
Net sales                $  9,083,419      $  9,288,807     $  7,893,216

Cost of goods sold
 (Note 13)                  6,433,361         6,755,710        5,616,247
                         -------------     -------------    -------------
         Gross profit       2,650,058         2,533,097        2,276,969

Selling, general and
 administrative expenses    2,107,624         2,056,209        1,905,919
                         -------------     -------------     ------------
      Operating income        542,434           476,888          371,050
Postretirements benefits
  expense (Note 5)            127,010           114,749          185,359
Non-operating income, net
  (Note 11)                   192,085           192,845          157,121
                          ------------     -------------     ------------
Income before income taxes
    and cumulative effect
    adjustments               607,509           554,984          342,812
                          ------------     -------------     ------------
Federal and state income tax
  expense (Note 7)            228,685           246,780          147,672
                          ------------     -------------     ------------
  Income before cumulative
    effect of changes in
    accounting principles     378,824           308,204          195,140
Cumulative effect on prior
 years of:
  Accounting change, net of
   related income tax effect
   (Note 5)                       -                -        (     95,730)
  Accounting change (Note 7)      -                -             437,891
                           -----------    --------------   --------------
            Net income      $ 378,824     $     308,204    $     537,301
                           ===========    ==============   ==============
Earnings per share (Note 14):
  Income before cumulative
    effect of accounting
    changes and 20 percent
    stock dividend         $     .46      $        .38     $        .29
  Combined cumulative effect
    of accounting changes       -               -                   .50
                           ----------     -------------    -------------
    Net income before 20
     percent stock dividend      .46               .38              .79
  Effect of 20 percent
    stock dividend         $     -        $      -         $   (    .13)
                           -----------    -------------    -------------
    Net income             $      .46     $        .38     $        .66
                           ===========    =============    =============
The Notes to Consolidated Financial Statements are an integral part of these statements.


                           MOD-U-KRAF HOMES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended December 31, 1995, 1994, and 1993

                          Common    Additional   Total
                          Stock      Paid-in    Retained    Stockholders'
                         ($1 Par)    Capital    Earnings      Equity
                        ---------   ---------- -----------  -----------
Balance, December 31,
  1992                  $ 681,982   $    -     $ 2,934,441  $ 3,616,423

  Net income                   -         -         537,301      537,301
  Dividends paid
  ($.12 per share)             -         -      (   81,216)  (   81,216)
  20 percent stock
  dividend (Note 14)      135,520    440,440    (  575,960)         -
 Retirement of 3,847
  shares of common
  stock                (    3,847)       -      (    7,695)  (   11,542)
                       -----------  ---------   -----------  -----------
Balance, December 31,
  1993                    813,655    440,440     2,806,871    4,060,966

  Net income                  -          -         308,204      308,204
  Dividends paid
  ($.12 per share)            -          -      (   98,135)  (   98,135)
  Other                (        6) (      19)           25          -
                       ----------- ----------   -----------  -----------
Balance, December 31,
  1994                    813,649    440,421     3,016,965    4,271,035

  Net income                  -          -         378,824      378,824
  Dividends paid
  ($.12 per share)            -          -      (   98,718)  (   98,718)
  Issuance of 12,000
  shares of
  common stock             12,000     19,250            -        31,250
                       -----------  ---------   -----------  -----------
Balance, December 31,
  1995                $   825,649  $ 459,671    $ 3,297,071 $ 4,582,391
                       ===========  =========   ===========  ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.


                          MOD-U-KRAF HOMES, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended December 31, 1995, 1994, and 1993

                                   1995          1994         1993
                              -----------  ------------   ------------
OPERATING ACTIVITIES
  Net income                 $    378,824  $    308,204   $    537,301

  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    Depreciation and
      amortization                163,912      151,701         141,589
    Deferred taxes            (     9,631)      52,408      (   14,115)
    Loss (gain) on sale
      of equipment                    993   (   11,553)     (    8,300)
    Increase in cash value of
      life insurance          (    15,517)  (   22,561)     (   21,991)
    Adjustment to post-
     retirement benefits      (    47,303)  (    53,889)        42,909
    Cumulative effect of
     accounting changes               -             -       (  342,161)
    Change in certain current
     assets and liabilities:
       (Increase) decrease in:
         Trade and other
           receivables             92,295   (    71,717)        16,582
         Inventories          (   161,811)      266,473    (   186,317)
         Prepaid expenses           3,808   (    26,200)         1,169
       (Decrease) increase in:
         Accounts payable,
           trade and other
           liabilities        (    27,859)       88,818         70,107
         Accrued compensation (     2,769)       70,537    (     3,626)
         Customer deposits    (   125,234)       99,601    (    24,681)
         Income taxes payable      23,322        31,191    (    41,884)
                              ------------   -----------   ------------
  Net cash provided by
    operating activities          273,030       883,013        166,582
                              ------------   -----------   ------------
INVESTING ACTIVITIES
  Proceeds from sale of
    equipment                         -          13,900         8,300
  Purchase of property and
   equipment, net of debt
   incurred 1995 $1,311,484   (   201,250)  (   140,481)  (   261,452)
  Principal received on notes
  receivable                    1,675,875     1,324,245     1,611,848
  Notes receivable arising
    from sales                ( 1,092,480)  ( 1,961,384)  ( 1,308,645)
  Decrease (increase) in
    certificates of deposit   (   389,000)      300,000           -
  Sale (purchase) of U.S.
    Treasury Note                 204,935   (   204,935)          -
                               -----------   -----------   -----------
    Net cash provided by (used
    in) investing activities      198,080   (   668,655)       50,051

FINANCING ACTIVITIES
  Proceeds from sale of
      common stock                31,250           -             -
  Purchase of common stock
    for retirement                  -              -        (  11,542)
    Cash dividends paid       (   98,718)    (   98,135)    (  81,216)
  Debt issue costs, net of
     debt incurred 1995 $73,030     -              -             -
  Funding of reimbursement
      account                 (  145,516)          -             -
  Earnings on unused
      bond proceeds           (   58,124)          -             -
                               -----------   ------------   -----------
   Net cash used in financing
      activities              (  271,108)    (   98,135)    (   92,758)
                               -----------   ------------   ------------
   Increase in cash and cash
      equivalents                200,002        116,223        123,875

CASH AND CASH EQUIVALENTS
    Beginning                  1,226,736      1,110,513        986,638
                               -----------   ------------   ------------
    Ending                   $ 1,426,738    $ 1,226,736    $ 1,110,513
                               ===========   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash payments for:
    Income taxes, net of
        refunds received     $   214,783    $   163,181    $   203,705
                              ============   ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.


                         MOD-U-KRAF HOMES, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   December 31, 1995


  Note 1.  Nature of Business and Significant Accounting Policies
           ------------------------------------------------------
           Nature of Business:

           The Company is engaged in the business of manufacturing and selling sectionalized building units of its own design. The Company also customizes a commercial line of products consisting of multi-family and diversified specialty structures. The units are sold primarily to home builders, land developers and realtors in Virginia, Maryland, West Virginia and North Carolina.

           In some cases, the Company provides short-term construction financing which is generally limited to 75 to 80 percent of the estimated fair market value of the completed property. The Company retains a security interest in the property until the contract is paid. The Company's wholly-owned subsidiary developed a small condominium complex in the ski resort area of Gatlinburg, Tennessee and holds mortgage notes for certain units sold. The mortgages were limited to 90 percent of the fair market value of the properties at the time of sale, however, due to market declines, the mortgage balances may exceed 90 percent of the current fair market value of the related property. The Company's exposure to loss on these contracts is limited to the difference between the receivable and the value of the collateral. The Company has not experienced any significant loss on the subsequent sale of repossessed collateral.

           Principles of Consolidation:

           The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Mountain Resort Building Systems, Inc. All significant intercompany accounts and transactions have been eliminated.

           Cash and Cash Equivalents:

           For purposes of reporting cash flows, the Company considers most highly liquid investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit, regardless of maturity, are not considered cash equivalents.

           The Company maintains its cash accounts in commercial banks located in Virginia. Accounts in each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A portion of the Company's cash balance is uninsured at year end.

           Valuation of Trade Receivables:

           Trade receivables are stated at face amount with no allowance for doubtful accounts because probable uncollectible accounts are immaterial.

           Inventories:

           Raw materials are stated at the lower of cost (determined on a first-in, first-out basis) or market. Work-in-progress and finished goods are stated at the lower of average cost (determined on a standard cost basis) or market. Land and units held for sale are stated at the lower of cost (determined on a specific property basis) or market.

           Depreciation:

           Depreciation is provided principally on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Statutory methods and lives are used for income tax purposes.

           Income Taxes:

           Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences from current recognition of deferred compensation for financial reporting purposes and deferred recognition for income tax purposes. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

           Recognition of Income:

           Revenue is recognized for cash-in-advance sales when production of the unit is complete. Revenue is recognized for sales on account when the unit is delivered.

           Estimates:

           Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported revenues and expenses.

           Earnings Per Share:

           Primary and fully diluted earnings per common share are based on the weighted average number of shares of common stock outstanding and common stock equivalents of dilutive stock options. The weighted average number of actual shares outstanding was 821,649, 813,652 and 678,456 for 1995, 1994 and
           1993, respectively. Earnings per share have been adjusted to give retroactive effect to the 20 percent stock dividend declared January 19, 1994. The weighted average number of shares as retroactively adjusted were 813,970 for 1994 and 1993 (Note
           14).

           Reclassification:

           For comparability, the amounts presented for 1994 and 1993 have been reclassified, where appropriate, to conform to the presentation used for 1995.

  Note 2.  Inventories

           The components of inventories are as follows:

                                             1995           1994
                                         ----------     -----------

              Raw materials            $    556,194    $    503,735
              Work-in-process                46,421         101,021
              Finished goods                372,584         311,724
              Land and units held
              for sale                      393,567         290,475
                                        -----------     -----------
                                       $  1,368,766    $  1,206,955
                                        ===========     ===========
           Total general and administrative costs incurred and the portion of those costs remaining in inventory are as follows:

                                 1995           1994            1993
                             -----------   -------------   --------------
           General and
           administrative
           costs:
             Incurred       $    740,046      $  715,350    $     747,920
                             ===========    ============    =============
             Remaining in
              inventory     $     22,432      $   22,251    $      21,775
                             ===========    ============    =============

  Note 3.  Notes Receivable
           ----------------
           Notes receivable consist of the following:

                                                  1995             1994
                                              ------------    ------------
        Various mortgage notes receivable,
        interest ranging from 8% to 10%,
        payable in various monthly install-
        ments and balloon payments due at
        various dates through August 1999.
        Secured by deeds of trust on
        certain real estate.                   $   134,888   $   235,172

        Credit line deed of trust notes
        receivable, interest ranging from
        0% to 10.5%, payable at various
        dates through 1996.  Secured by
        deeds of trust on certain real estate.     921,314     1,429,102

        Demand note receivable with interest
        payable quarterly at 9%, unsecured.         12,975        15,675

        Premium demand loan receivable from the
        President, no stated interest, secured by
        cash surrender value of the related life
        insurance policy.                            6,350         7,098

        Note receivable from the President, payable
        in annual principal installments of
        $5,625 plus interest at 5.03%, secured
        by common stock of the Company.             28,125           -
                                                ----------    -----------
                                                 1,103,652      1,687,047
                 Less current portion              882,234      1,425,390
                                                ----------    -----------
                                                $  221,418    $   261,657
                                                ==========    ===========

Note 4.  Property and Equipment
           ----------------------
           Major classes of property and equipment are as follows:

                                                  1995           1994
                                              ----------      ----------
              Land and improvements          $   275,590     $   275,590
              Buildings                        1,076,311       1,073,836
              Manufacturing equipment          1,020,645         882,741
              Other furniture, fixtures
                and equipment                    349,592         318,050
                                              ----------     -----------
                                               2,722,138       2,550,217
             Less accumulated depreciation   $ 1,802,732    $  1,652,419
                                              ----------     -----------
                                                 919,406         897,798
            Construction in process
            (see Note 6)                       1,326,221             -

                                              ----------      ----------
                                             $ 2,245,627     $   897,798
                                              ==========      ==========
           Maintenance and repairs expense incurred amounted to $134,405, $132,178 and $113,679 for 1995, 1994, and 1993, respectively.

  Note 5.  Postretirement Benefits
           -----------------------
           The Company is obligated under postretirement benefits agreements with two former officers as follows:

                                                  1995           1994
                                               -----------   ------------
           Present value of deferred
           compensation benefits payable to
           the widow of O.Z. Oliver, former
           Treasurer and Chairman of the Board,
           at $6,311 monthly until the earlier
           of her death or September 2006,
           discounted at 8.50%.             $    532,477    $   561,585

           Present value of deferred
           compensation benefits payable to
           Robert K. Fitts, former President
           and Chairman of the Board, at $5,560
           monthly until his death after which
           the benefits are payable to his spouse,
           Mary L. Fitts until the earlier of
           her death or July 2007, discounted
           at 8.50%.                             523,974        545,171

           Present value of estimated
           postretirement benefits other than
           pensions discounted at 8.50%.
           Details are presented below.          149,737        146,735
                                              ----------     ----------
                                               1,206,188      1,253,491
                  Less current portion            75,366         58,234
                                              ----------     ----------
                                             $ 1,130,822   $  1,195,257
                                              ==========     ==========

           The Company is obligated to pay a fixed monthly amount for health care coverage to the above payees. The Company is also obligated to pay up to $10,000 annually in premiums for a life insurance policy assigned to the former President.

           Effective January 1, 1993, the Company elected to adopt an accounting treatment for these obligations similar to that described in Statement of Financial Accounting Standards No. 106, Employer's Accounting for Postretirement Benefits Other than Pensions under which such costs are recognized as incurred rather than when paid. The statement is not required to be applied to benefits payable to selected employees under terms of individual contracts. However, it is management's opinion that adoption of the standard is preferable for financial reporting purposes. The cumulative effect of this change in accounting principle amounted to $95,730, net of related deferred tax benefit of $58,674 and is included in determining net income for 1993.

           The effect of a change in the discount rate from 9.78 percent to
           8.50 percent is included in determining deferred compensation expense for 1993. This change resulted in a decrease in net income of approximately $78,000 and a decrease in earnings per share of $0.11.

  Note 6.  Long-Term Debt
           --------------
           On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar Bank holds a first lien and security interest on the new facility. The bonds are payable in equal annual principal amounts of $150,000 through 2015. The interest rate was 4.95 percent at December 31, 1995. Interest of approximately $58,000 was incurred and capitalized during 1995.

           The Company has entered an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,750. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the reimbursement account equal to 55 days of interest at 15.0 percent on the bonds. As of December 31, 1995, the Reimbursement Account balance was as follows:

           Required prepaid interest deposit                $     67,811
           Unused monthly principal deposits                      75,000
           Earnings                                                2,705
                                                             -----------
                                                            $    145,516
                                                             ===========

           The Company's policy is to reflect the balance of the reimbursement account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

           As of December 31, 1995, $1,384,514 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn. Any unused proceeds will be used for early retirement of bonds.

           Amounts earned on bond proceeds prior to their being drawn from the trustee are to be applied to principal reduction in the future. These earnings amounted to $58,124 at December 31, 1995.

           Debt issue costs will be amortized over the term of the debt.

  Note 7.  Income Taxes
           ------------
           Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle is included in determining net income for 1993.

           The provision for income taxes consists of the following components:

                              1995                       1994
                   -------------------------- --------------------------
                    Federal   State    Total   Federal   State   Total
                   -------- -------- -------- -------- -------- --------
Current tax
expense            $194,664 $ 43,652 $238,316 $156,446 $ 37,926 $194,372
Deferred tax
expense (benefit)   (12,973)   3,342  ( 9,631)  48,598    3,810   52,408
                   -------- -------- -------- -------- -------- --------
                   $181,691 $ 46,994 $228,685 $205,044 $ 41,736 $246,780
                   ======== ======== ======== ======== ======== ========
                                              1993
                                   ------------------------------
                                    Federal     State    Total
                                   ---------  --------  ---------
Current tax expense                $130,833   $30,854   $161,787
Deferred tax expense (benefit)     (12,630)   (1,485)   (14,115)
                                   ---------  --------  ---------
                                   $118,203   $29,469   $147,672
                                   ========   ========  =========
          Deferred tax expense (benefit) results from temporary difference in the recognition of revenue and expense for tax and financial reporting purposes. The sources of the differences and the tax effect of each are as follows:

                                          1995         1994         1993
                                       ----------   ---------    -----------
Differing cost basis of property and
  equipment for tax and financial
  reporting purposes                   $( 24,248)   $  34,884    $(  4,992)

Deferred compensation expensed when
  incurred, deductible when paid          18,285       17,970     (  4,595)

Warranty and accrued vacation expensed
  when incurred, deductible when paid   (  1,437)     (  2,114)    (  3,341)
Other, net                              (  2,231)        1,668     (  1,187)
                                       ----------   -----------   ----------
                                       $(  9,631)   $   52,408    $( 14,115)
                                       ==========   ===========   ==========
          Total tax provisions differ from amounts computed by applying the statutory Federal income tax rate to income before income taxes for the following reasons:

                               1995              1994               1993

                        ----------------  ----------------  ----------------
                                 Percent           Percent           Percent
                                    of               of                of
                                  Pretax            Pretax            Pretax
                          Amount  Income    Amount  Income   Amount   Income
                        -------- -------  -------- -------  -------- -------
Income tax expense at
 statutory federal rate  $206,553  34.0%   $188,695  34.0%  $116,556  34.0%
Increase in income
 taxes from:
State income taxes, net of
 federal tax effect       24,300    4.0%     22,199   4.0%    13,712   4.0%
Other, net              (  2,168)  (0.4%)    35,886   6.5%    17,404   5.1%
                       --------- ------- --------- -------  --------- -----
                        $228,685   37.6%   $246,780  44.5%  $147,672  43.1%
                       ========= ======= ========= =======  ========= =====

  Note 8.  Fair Value of Financial Instruments
           -----------------------------------
           The methods used to estimate the fair value of each material class of financial instruments are as follows:

           Cash, Short-term Investments and Trade Receivables and Payables:
           ---------------------------------------------------------------
           The carrying amount is a reasonable estimate of the fair value because of the short maturity of these instruments.

           Notes Receivable:
           ----------------
           Fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities. At December 31, 1995 and 1994, carrying values approximate fair values.

           Debt:
           ----
           The interest rate on the long-term debt is reset weekly to reflect current market rates. Consequently, the carrying value of debt approximates fair value.

  Note 9.  Stock Option Plan
           -----------------
           The Company previously had 150,000 shares of common stock reserved for issuance to key employees under an incentive stock option plan, which terminated February 24, 1993. Options were granted at prices equal to the fair market value on the dates of grant except for 10 percent stockholders for which the price was not less than 110 percent of fair market value. Options are exercisable in cumulative installments over a 5-year period commencing at the date of grant and expiring at the end of the fifth year. The only activity in the plan for 1991 through 1993 was the granting of 10,000 options in 1992 (increased to 12,000 due to stock dividend, see Note 14), which were exercised at $3.125 per share in 1995. All other options granted were previously exercised or expired unexercised.


  Note 10. Profit Sharing Plan and Trust
           -----------------------------
           The Company has a contributory profit-sharing plan complying under Section 401(k) and certain other provisions of the Internal Revenue Code. The plan covers a majority of all employees meeting minimum eligibility requirements. Participants may elect to have before-tax (salary reduction) contributions to be made to the plan on their behalf. The Company matches such before-tax contributions in the proportion determined by the Board of Directors at its discretion on an annual basis. Additionally, the Company may at the Board's discretion make an additional contribution based on the Company's pre-tax earnings. The Company's total contributions to the plan were $53,010, $52,401, and $38,219 for 1995, 1994 and 1993, respectively.

  Note 11. Non-operating Income
           --------------------
           Non-operating income is composed of the following:
                                     1995          1994            1993
                                  ---------     ----------     ----------
Interest income                  $  175,971    $   159,586    $   142,563
Interest expense, net of earnings
  on debt proceeds                (   4,867)    (      445)    (    1,146)
Rental and other income              22,091         22,250          7,860
Rental and other expenses         (     117)    (       99)     (     456)
Gain (loss) on sale of equipment  (     993)        11,553          8,300
                                  ---------      ---------      ---------
                                 $  192,085     $  192,845     $  157,121
                                  =========      =========      =========

Note 12. Commitments and Contingencies
           -----------------------------
           Self-Insurance:
           --------------
           The Company has a professionally administered self-insurance program which is used to account for health insurance coverage for employees on a cost-reimbursement basis. Under the program, the Company is obligated for claims payments. A stop loss insurance contract executed with an insurance carrier covers claims in excess of $15,000 per covered individual and approximately $110,000 in the aggregate, subject to a maximum limit of $1,000,000. Total claims expense and administrative fees of $240,184, $160,878 and $172,149, which did not exceed the stop loss provisions, were incurred for 1995, 1994 and 1993, respectively. These amounts include actual claims processed and an estimate for claims incurred but not reported as of each year end.

           Employment Contracts:
           --------------------
           The Company is obligated under employment contracts with the President and Vice President. Combined base annual compensation under the contracts is approximately $140,000. The contracts provide for payment of incentive compensation based on certain percentages of pretax income of the Company, exclusive of any extraordinary items. The President's contract also provided for granting options for 10,000 shares of stock under the terms and conditions of the Company's stock option plan. Such options were granted during 1992.

           Death Benefit:
           -------------
           The Company is obligated to provide a death benefit to the estate of the Vice President in the amount of $35,000. The Company has recognized a liability in the amount of $14,267, the estimated present value of this obligation discounted at
           8.50 percent. The Company is carrying a term life insurance policy in the amount of $35,000, the purpose of which is to fund the death benefit.

           Sales and Service Tax Audit:
           ---------------------------
           The Company is undergoing an audit of its West Virginia sales and service tax returns. The West Virginia Department of Revenue has assessed the Company an additional tax of $117,999 and interest of $14,544. The Company's attorneys have filed a Petition for Reassessment with the State. In the opinion of the Company's legal counsel, the Company's chances of success on the current assessments are favorable.

  Note 13. Related Party Transactions
           --------------------------
           In the normal course of business, the Company makes purchases from a supplier owned by a director of the Company. Purchases from this supplier totaled $462,654, $484,701 and $381,442 for 1995, 1994 and 1993, respectively.
           The Company has notes receivable from various shareholders (Note
           3) and is obligated under deferred compensation agreements to two former employees (Note 5).

  Note 14. Stock Dividend
           --------------
           On January 19, 1994, the Board of Directors declared a 20 percent stock dividend on the Company's common stock. On March 2, 1994, shareholders of record as of February 9, 1994 received one additional share of stock for each five shares held. A total of 135,514 shares of common stock were issued. Earnings per share and weighted average shares outstanding were restated for 1993 and 1992 to reflect the 20 percent stock dividend. This transaction was recorded retroactively in the accompanying balance sheet as if it occurred on December 31, 1993, resulting in a reduction of retained earnings equal to the fair market value of the stock which was $4.25 per share at December 31, 1993.


Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure.
          ---------------------------------------------------------------
     None

Item 9.   Directors, Executive Officers, Promoters and Control Persons.
          -------------------------------------------------------------

    Proxies will be voted for the election of the following nominees as directors at the Company's annual meeting of shareholders to be held on March 27, 1996.
             Name                    Age        Director Since
            ------                  -----      ----------------
   Edwin J. Campbell  . . . . . . . . 66             1978
   Dale H. Powell   . . . . . . . . . 62             1980
   W. Curtis Carter   . . . . . . . . 77             1991
   J. Dillard Powell  . . . . . . . . 62             1991
   Bobbie L. Oliver . . . . . . . . . 63             1994
   Mary L. Fitts  . . . . . . . . . . 56             1994

    EDWIN J. CAMPBELL was Vice President of Sales and marketing of the Company from 1977 until 1990, and has been Corporate Secretary since March, 1990. He has been Vice President since October, 1990.

    DALE H. POWELL was Vice President-Operations of the Company from 1980 to March 1990, when he became President and Chairman of the Board. Mr. Powell was Secretary of the Company from March 1988 until March 1990. Mr Powell is the brother of J. Dillard Powell.

    W. CURTIS CARTER, presently retired, was an Officer and Director of Stuart Lumber Corporation in Stuart, Virginia for 24 years until the company was sold to the Masonite Corporation in 1977. He remained with Masonite in accounting and other capacities until his retirement in 1988.

    J. DILLARD POWELL has been owner and President of Rocky Mount Supply Company since 1989. Prior thereto he served as President of Continental Homes from 1973 to 1988 where he had worked in other capacities since 1960. He was on the State Board of Housing from 1972 to 1986 serving 8 years as Chairman; was a Commissioner for the Virginia Housing Development Authority from 1976 to 1984; Chairman of the National Joint Council of States on Building Codes and Standards from 1986 to 1988; and has been a Director of First Virginia Bank-Franklin County since 1983. He is the brother of Dale H. Powell.

     BOBBIE L. OLIVER is the wife of the late O. Z. Oliver, Co-founder and former Board Chairman of Mod-U-Kraf Homes, Inc. She is the largest shareholder of the Company and is currently managing real estate and rental properties. She is the Mother of M. Jan Oliver, the Sister-In-Law of Dale H. Powell and the Sister of Mary L. Fitts.

     MARY L. FITTS, Real Estate Investor, has been owner and operator of an apartment complex since 1983. She is the wife of Robert K. Fitts, co-founder of the Company. She is the Sister-In-Law of Dale H. Powell and the Sister of Bobbie L. Oliver.

Executive Compensation Committee Interlocks and Insider Participation

     The Company's Board of Directors, including Company officers Edwin J. Campbell and Dale H. Powell, functioned as the executive compensation committee in 1995.

                  Executive Compensation Committee Report

     At Mod-U-Kraf Homes, Inc., all members of the Board of Directors serve as members of the Compensation Committee. It is the desire of the Committee to establish a compensation program designed to attract and retain key employees. Compensation is based on the local pay scales and comparable industry standards. Compensation for key Company employees is reviewed each year based on job performance and recommendations to the Board by the President and Vice President. The President and Vice President are members of the Board of Directors.

     Mod-U-Kraf's executive compensation is based on industry standards for comparative sized companies. In addition to a base salary, there is potential for an annual incentive bonus to be earned based on Company profits before taxes. Only two key executives, the President and Vice President, participate in the incentive bonus which is detailed in their respective employment contracts. All other key employees have a base salary which is reviewed from time to time. There are no other incentives except those available to all employees, such as profit sharing and stock option plans.

                     BOARD OF DIRECTORS
                       Dale H. Powell   Edwin J. Campbell  W. Curtis Carter
                       Bobbie L. Oliver   J. Dillard Powell  Mary L. Fitts

                                           February 7, 1996

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

     The Company's directors, executive officers and owners of more than 10% Company's shares are required under the Securities Exchange Act of 1934 to file report of ownership and changes in ownership with the Securities Exchange Commission. Copies of these reports must also be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required; the Company believes that during 1995, all filing requirements applicable to its officers, directors and 10% shareholders were met.

Item 10.  Executive Compensation.
          -----------------------

                          EXECUTIVE COMPENSATION

    The following table presents information relating to total compensation of the Chief Executive Officer of the Company during the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                        Long Term
                                                       Compensation
               Annual Compensation                     ------------
-------------------------------------------------------   Awards
                                            Other        Options/    All
     Name and                          (1)  Annual  (2)    SARs     Other (3)
Principal Position  Year  Salary    Bonus  Compensation (Shares) Compensation
------------------  ----  -------  ------- ------------ -------- ------------
Dale H. Powell      1995  $75,000  $18,542      -           0       $16,221
 President and
Chairman of the     1994  $75,000  $11,507      -           0       $15,956
    Board
                    1993  $75,000  $14,507      -           0       $15,425

(1) Bonus is calculated on the prior years' earnings in accordance with Mr. Powell's employment agreement.

(2) Amounts of Other Annual Compensation did not equal or exceed 10% of the total of the relevant annual salary and bonus.

(3) Consists of $13,207 of premiums paid by the Company on a "split-dollar" insurance policy for 1995, 1994 and 1993, $3,014, $2,749 and $2,218 of
     Company contributions to Mr. Powell's profit-sharing plan account for 1995, 1994 and 1993 respectively.

The following table presents information concerning stock options for the Chief Executive Officer of the Company. No options were granted in 1995.

               AGGREGATED OPTION EXERCISES AND YEAR-END VALUE TABLE

                           Aggregated Option Exercise in Last Fiscal Year and
                                         FY-End Option Value
                          ---------------------------------------------------
                                 Number of                Value of
                            Unexercised Options at   Unexercised In-the-Money
                              FY-End (Shares)(1)       Options at FY-End(2)
                          ------------------------- -------------------------
         Shares
        Acquired
           on      Value
 Name   Exercise Realized Exercisable Unexercisable Exercisable Unexercisable
------- -------- -------- ----------- ------------- ----------- -------------
Dale H.
 Powell  12,000  $17,422      -            -            -            -

(1) The stock option shares reflects the 20% stock dividend on February 9, 1994.
(2) The market value of the underlying common stock exceeded the exercise price of the options by $1.642.

Employment Agreements

    Under an Employment Agreement with the Company, effective January 1, 1991, Dale H. Powell will be paid an annual base salary of $75,000, subject to annual review by the Board of Directors. In addition to the base salary, Mr. Powell will be paid incentive compensation equal to 3% of the income of the Company before federal and state income taxes, and before the payment of any dividends or extraordinary non-recurring items or expenses.

    Under an Employment Agreement with the Company, effective January 1, 1991, Edwin J. Campbell will be paid an annual base salary of $65,000, subject to annual review by the Board of Directors. In addition to the base salary, Mr. Campbell will be paid incentive compensation equal to 2.5% of the income of the Company before federal and state income taxes, and before payment of any dividends or extraordinary non-recurring items or expenses.

Compensation of Directors

    Outside directors are paid a fee of $250.00 for each meeting of the Board of Directors attended.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

                    OWNERSHIP OF EQUITY SECURITIES

    The Company's only authorized equity is common stock, $1 par value ("Common Stock"), each share of which has one vote on all matters. There were outstanding and entitled to vote 825,649 shares of Common Stock on the Record Date.

    The following table presents certain information as of the Record Date regarding beneficial ownership of Common Stock by the directors and nominees for directors, officers and directors as a group, and all owners of more than 5% of the Common Stock.

                              Amount and Nature
    Name of Beneficial         of Beneficial             Percent
        Owner                    Ownership                Owned
   ------------------        ---------------------       -------
   Edwin J. Campbell               42,092(1)               5.10%
   Dale H. Powell                  68,800                  8.33
   W. Curtis Carter                36,720                  4.45
   J. Dillard Powell                3,793                   .46
   Bobbie L. Oliver               173,406                 21.00
   Mary L. Fitts                   66,000(2)               7.99
   All officers and directors
     as a group(8 persons)        393,931                 47.71

   Robert K. Fitts                 78,547(3)               9.51
     P. O. Box 82        Boones Mill, VA  24065

   (1) Includes shares held in various fiduciary capacities and owned by or with certain relatives.

   (2) Includes 66,000 shares with respect to which voting and investment power is shared with Robert K. Fitts

   (3) Includes 12,547 shares with respect to which Mr. Fitts has sole voting and investment power and 66,000 shares with respect to which such power is shared with Mary L. Fitts.

Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to a settlement agreement between the Company and the Estate of
O. Z. Oliver, deferred compensation benefits of $75,726 were paid to Mr. Oliver's widow, Bobbie L. Oliver, during 1995. In addition, $3,024 will be paid in 1996 to Mrs. Oliver for health insurance premiums. Mrs. Oliver, a director, is the mother of M. Jan Oliver, Treasurer of the Company, a Sister In Law to Dale H. Powell, President and Chairman of the Board of the Company and a Sister to Mary L. Fitts.

   Pursuant to a settlement agreement between the Company and Robert K. Fitts, deferred compensation benefits of $66,724 and a sum of $10,000 in premiums for life insurance policies assigned to Mr. Fitts were paid to Mr. Fitts in 1995. In addition, $4,992 will be paid in 1996 to Mr. Fitts for health insurance premiums for Mr. Fitts and Mary L. Fitts, his spouse. Mr. Fitts spouse, Mary L. Fitts, a director, is a Sister of Bobbie L. Oliver and a Sister-In-Law to Dale H. Powell, President and Chairman of the Board of the Company.

     In the normal course of business, the Company makes purchases from a supplier owned by a director of the Company, J. Dillard Powell. The supplier was acquired by Mr. Powell in 1989. Prior to that time, the supplier had been a long time vendor of the Company. Purchases from this supplier totaled $462,654 for 1995.

Item 13.  Exhibits, Lists And Reports on Form 8-K
          ---------------------------------------

  (a)  The following documents are filed as part of this report:

   (3)  Exhibits:
     3.1(a) Articles of Incorporation (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference)

     3.1(b) Amendment to Articles of Incorporation dated November 2, 1989 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference)

     3.2 By-Laws (filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference)

     3.2(c) Amendment to By-Laws dated January 19, 1994 (filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 and incorporated herein by reference)

     3.2(d)    Amendment to By-Laws dated February 8, 1995

     10.1 1983 Mod-U-Kraf Homes, Inc. Incentive Stock Option Plan (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference)

     10.3(a) Settlement Agreement, dated as of March 24, 1990, between Registrant and Robert K. Fitts (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended Dec. 31, 1989 and incorporated herein by reference)

     10.3(b) Settlement Agreement, dated as of September 13, 1990, between Registrant and the Estate of O.Z. Oliver (filed as an exhibit to Registrant's Form 8-K filed Sept. 15, 1990 and incorporated herein by reference)

     10.4(a) Employment Agreement, dated November 21, 1990, between Registrant and Dale H. Powell (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended Dec.31, 1990 and incorporated herein by reference)

     10.4(b) Employment Agreement, dated November 21, 1990, between Registrant and Edwin J. Campbell (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended Dec. 31, 1990 and incorporated herein by reference)

     21        Subsidiaries

     27        Financial Data Schedule

  (b)  Reports on Form 8-K   -   None.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MOD-U-KRAF HOMES, INC.
                              (Registrant)


March 27, 1996                s/Dale H. Powell
                              -----------------------------
                              Dale H. Powell, President and
                                 Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 27, 1996                s/Dale H. Powell
                              -----------------------------
                              Dale H. Powell, President and
                                    Chairman of the Board (Principal
                                         Executive officer)


March 27, 1996                s/Edwin J. Campbell
                              ----------------------------
                              Edwin J. Campbell, Vice President,
                                    Corporate Secretary and Director


March 27, 1996                s/Jeffrey L. Boudreaux
                              ----------------------------
                              Jeffrey L. Boudreaux, Controller
                                    (Principal Financial and Accounting
                                         Officer)


March 27, 1996                s/W. Curtis Carter
                              ----------------------------
                              W. Curtis Carter, Director


March 27, 1996                s/J. Dillard Powell
                              ----------------------------
                              J. Dillard Powell, Director


March 27, 1996                s/Bobbie L. Oliver
                              ----------------------------
                              Bobbie L. Oliver, Director


March 27, 1996                s/Mary L. Fitts
                              -----------------------------
                              Mary L. Fitts, Director