Form 10QSB
period 1996-03-31
MOD U KRAF HOMES INC
filed 1996-05-14
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)
   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended       MARCH 31, 1996
                                    ------------------------

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
                                                             ----------

                         MOD-U-KRAF HOMES, INC.
                                 INDEX

                     PART I - FINANCIAL INFORMATION

Balance Sheets                                        2

Statements of Income                                  3

Statements of Cash Flows                              4

Management's Discussion and Analysis                  5

Notes to Financial Information                        6

                      PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
              Security Holders                        7

                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        March 31, 1996 and 1995


                               ASSETS             1995        1995
                                               ----------   ---------
CURRENT ASSETS
  Cash and cash equivalents                    $1,078,033   $ 912,271
  Certificates of deposit                         693,986     307,954
  Receivables                                      31,042     205,409
  Inventories (Note 2)                          1,574,148   1,688,023
  Notes receivable, current portion (Note 3)      888,451   1,359,184
  Prepaid expenses                                 58,398      55,423
  Deferred income taxes, current portion           66,969      54,124
                                               ----------  ----------
    Total current assets                        4,391,027   4,582,388

LONG-TERM NOTES RECEIVABLE (Note 3)               163,432     154,807

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1996 $1,848,511; 1995 $1,689,560. (Note 4)    2,858,205     899,303

OTHER ASSETS
  Deferred income taxes                           448,656     442,433
  Cash surrender value of life insurance           97,032      77,414
  Reimbursement Account (Note 7)                  183,016           0
  Earnings on unused Bond proceeds                 82,891           0
  Bond Issue Costs (Note 7)                        75,150           0
                                               ----------  ----------
                                               $8,299,409  $6,156,345
                                               ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities (Note 5)     226,521      59,376
  Accounts payable and other liabilities          421,012     354,479
  Accrued compensation                            163,654     170,270
  Customer deposits                                72,882      43,718
  Income taxes payable                            (49,416)     33,403
                                               ----------  ----------
          Total current liabilities               834,653     661,246

LONG-TERM DEFERRED COMPENSATION (Note 5)          987,271   1,043,195
POST RETIREMENT BENEFITS (Note 6)                 127,464     136,782
LONG-TERM DEBT (Note 7)                         1,873,646           0
                                               ----------  ----------
          Total liabilities                     3,823,034   1,841,223
                                               ----------  ----------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1994 825,649, 1995 813,649        825,649     813,649
  Additional Paid in Capital                      459,671     440,420
  Retained earnings                             3,191,055   3,061,053
                                               ----------  ----------
                                                4,476,375   4,315,122
                                               ----------  ----------
                                               $8,299,409  $6,156,345
                                               ==========  ==========
Accompanying notes are an integral part of these financial statements.

                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Quarters Ended March 31, 1996 and March 31, 1995

                                                 1996        1995
                                              ----------  ----------
Net Sales                                     $1,585,773  $2,016,883
  Cost of Sales                                1,292,454   1,456,788
                                              ----------  ----------
                                                 293,319     560,095
Selling, General and Administrative
 Expenses                                        428,132     482,548
                                              ----------  ----------
  Income/<Loss> from Operations                 (134,813)     77,547

Deferred Compensation Expense                     22,356      23,433
Post Retirement Benefits Expense                   3,987       2,950

Non-operating Income/<Expenses>                   30,963      51,317
                                              ----------  ----------

  Income/<Loss> Before Income Taxes             (130,193)    102,481

Federal and State Income Taxes                   (41,561)     31,833
Deferred Income Tax Adjustment                    (7,386)      2,051
                                              ----------  ----------
  Income Taxes                                   (48,947)     33,884
                                              ----------  -----------

    Net Income / <Loss>                          (81,246)     68,597
                                              ==========  ==========

Earnings per share:
            Net Income / <Loss>                    (0.10)       0.08
                                              ==========  ==========

Depreciation Included in Above Cost               45,779      37,141
                                              ==========  ==========

Accompanying notes are an integral part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Quarters Ended March 31, 1996 and 1995

                                                  1995       1995
OPERATING ACTIVITIES                          ----------  ----------
  Net Income/<Loss>                          $   (81,246)  $  68,597

  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                 45,776      37,141
    Deferred income taxes                         (7,386)      2,051
    Loss (gain) on sale of equipment                   0           0
    Increase in cash value of life insurance      (1,592)      2,508
    Adjustments to post retirement benefits      (14,931)    (14,138)

  <Increase> decrease in:
    Trade receivables                             89,184       7,112
    Inventories                                 (205,381)   (481,067)
    Prepaid Expenses                               9,107      15,890

  <Decrease> increase in:
    Accounts payable and other Liabilities        82,255     (24,737)
    Accrued compensation                         (86,321)    (69,875)
    Customer deposits                             49,568    (104,831)
    Income taxes payable                        (109,780)     (3,639)
                                              ----------  ----------
  Net cash provided by (used in)
      operations                                (230,747)   (564,988)
                                              ----------  ----------

INVESTING ACTIVITIES
  Proceeds from sale of equipment                      0           0
  Purchase of property & equipment net of
     debt incurred 1996 $641,784 ;1995 $0.       (41,342)    (38,745)
  <Increase> decrease in notes receivable
     arising from sales                           (4,590)    116,695
  <Increase> decrease in certificates
     of deposit                                   (4,986)    196,982
                                              ----------  ----------
  Net cash provided by (used in)
     investing activities                        (50,918)    274,932
                                              ----------  ----------

FINANCING ACTIVITIES
  Proceeds from sale of common stock                   0           0
  Cash dividends paid                            (24,769)    (24,409)
  Debt issue costs, net of debt incurred
    1996 $2,120 : 1995 $0.                        19,996           0
  Funding of reimbursement account               (37,500)          0
  Earnings on unused bond proceeds               (24,767)          0
                                              ----------  ----------
  Net cash provided by (used in)
     financing activities                        (67,040)    (24,409)
                                              ----------  ----------
    Net increase (decrease) in cash             (348,705)   (314,465)

CASH
  Beginning                                    1,426,738   1,226,736
                                              ----------  ----------
  Ending                                      $1,078,033  $  912,271
                                              ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                  $        0  $        0
    Income taxes                              $   67,619  $   35,703

Accompanying notes are an integral part of these financial statements.

                        MOD-U-KRAF HOMES, INC
                  Management's Discussion and Analysis
                    of the First Quarter Statements

    Net sales for the first quarter of 1996 were $1,585,773 as compared to $2,016,883 for the first quarter of 1995, a 21.38% decrease. The cold wet and snowy winter kept our builders from completing foundations which kept us from shipping and setting houses.

    Cost of Sales was 81.50% of net sales for the first quarter of 1996 and 72.23% for the first quarter of 1995. Gross profit was 18.50% for the first quarter of 1995 and 27.75% for the first quarter of 1994.

    Selling, General and Administrative expenses was 23.93% of net sales for the first quarter of 1996 and 27.77% for the first quarter of 1995.

     We had a net loss for the first quarter 1995 of $81,246 compared to net income of $68,597 for the first quarter of 1995. This is <$0.10> per share for the first quarter of 1996 and $0.08 per share for the same period in 1995.

     There are no significant variances. After coming off a record first quarter last year our seasonality came back in full force with the worst winter for snowfall in many years. This slowed the construction process considerably in lost production and sets for our operation. We are now experiencing a substantial increase in orders as the industry rebounds from this slow start of the year. With our new production facility set to begin operations in June of this year we will be able to produce the additional units that are being ordered.

   There has been no material changes in liquidity and capital resources other than the financing or our new production facility.

                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair
    statement of the results for the quarter ended March 31, 1996.   The
    results for the quarter ended March 31, 1996 are not necessarily in-dicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenues during the balance of the year.

    Both primary & fully diluted net income per common share are based on the weighted average number of shares of common stock outstanding during each year and common stock equivalents of dilutive stock options.

2.  Inventories
    The components of inventories are as follows        1996        1995
                                                        ----        ----
    Raw Materials                                     654,547      768,789
    Work-In-Progress                                   74,693       91,082
    Finished Goods                                    471,411      536,640
    Land and Units held for sale                      373,497      291,511
                                                  -----------  -----------
                                                    1,574,148    1,688,022
                                                  ===========  ===========

3.  Notes Receivable                                    1996         1995
                                                        ----         ----
    Various mortgage notes receivable secured by
     deeds of trust                                   132,741      184,792
    Various construction loans(all current)           872,392    1,307,179
    Demand note receivable with interest payable
     quarterly at 9%, unsecured                        12,275       15,075
    Life insurance note receivable from an
     officer of the Company(non-interest bearing)       6,350        6,945
    Note receivable from the President, payable
     in annual principal installments of$5,625
     interest at 5.03%                                 28,125            0
                                                  -----------  -----------
                                                    1,051,883    1,513,991
        Less current portion                          888,451    1,359,184
                                                  -----------  -----------
                                                      163,432      154,807
                                                  ===========  ===========





4.  Property and Equipment                              1996         1995
                                                        ----         ----
    Land and improvements                             275,590      300,962
    Buildings                                       1,076,311    1,073,835
    Manufacturing equipment                         1,035,503      896,116
    Other furniture, fixtures and equipment           376,075      317,950
                                                  -----------  -----------
                                                    2,763,479    2,588,863
        Less accumulated depreciation              (1,848,511)  (1,689,560)
    Construction in progress                        1,943,237            0
                                                  -----------  -----------
                                                    2,858,205      899,303
                                                  ===========  ===========

5.  Deferred Compensation, Related Parties              1996         1995
                                                        ----         ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1995 and 1994.                                    524,807      554,538

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1995 and 1994.                        518,388      540,039

    Present value of estimated post-retirement
    benefits other than pensions discounted at
    8.50%                                             148,061      144,776
                                                  -----------  -----------
                                                    1,191,256    1,239,353
        Less Current Maturities                        76,521       59,376
                                                  -----------  -----------
                                                    1,114,735    1,179,977
                                                  ===========  ===========

6.  Long-Term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in annual principal amounts of $150,000 through 2015. The interest rate was 3.50% at March 31, 1996. Interest of approximately $25,000 was incurred and capitalized during the first quarter of 1996.


    The Company has entered an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the reimbursement account equal to 55 days of interest at 15.0% on the bonds. As of March 31, 1996, the Reimbursement Account balance was as follows:

         Required prepaid interest deposit      $67,811
         Unused monthly principal deposits      112,500
         Earnings                                 2,705
                                            -----------
                                               $183,016

    The Company's policy is to reflect the balance of the reimbursement account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of March 31, 1996, $1,884,707 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn. Any unused proceeds will be used for early retirement of bonds.

    Amounts earned on bond proceeds prior to their being drawn from the trustee are to be applied to principal reduction in the future. These earnings amounted to $82,891 at March 31, 1996.

    Debt issue costs will be amortized over the life of the bonds.

7. The Board Of Directors of Mod-U-Kraf Homes, Inc. on May 8, 1996 de-clared a $.03 per share cash dividend on all shares outstanding on May 24, 1996 and to be paid on June 7, 1996.

8. The Company uses the annualized method in its computation of Federal Income Taxes.

9. Revenues are recorded when the houses are delivered for sales made on account. Cash sales paid in advance are recorded when produced.

                          MOD-U-KRAF HOMES, INC.
                            OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Mod-U-Kraf Homes, Inc.  held its annual meeting of shareholders
         on March 27, 1995   The following were elected to the Board of
         Directors: Dale H. Powell, Edwin J. Campbell, J Dillard Powell,
         W. Curtis Carter, Bobbie L. Oliver and Mary L. Fitts.

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


Date: May 1, 1996

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