Form 10QSB
period 1996-06-30
MOD U KRAF HOMES INC
filed 1996-08-07
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended      JUNE 30, 1996
                                    ------------------------

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
                                                              ----------


                             MOD-U-KRAF HOMES, INC.

                                     INDEX


                        PART I - FINANCIAL INFORMATION

       Balance Sheets                                        2 & 3

       Statements of Income                                  4 & 5

       Statements of Cash Flows                              6 & 7

       Management's Discussion and Analysis                  8

       Notes to Financial Information                        9

                         PART II - OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of
                Security Holders                             10


                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        June 30, 1996 and 1995

                               ASSETS               1996         1995
                                                 ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                     $ 1,653,941  $ 1,045,162
  Certificates of deposit                           498,839      500,000
  Receivables                                        41,097      177,893
  Inventories (Note 2)                            1,191,708    1,697,884
  Notes receivable, current portion (Note 3)        813,988      981,240
  Prepaid expenses                                   74,336       46,728
  Income taxes receivable                            90,986            0
  Deferred income taxes, current portion             44,375       56,898
                                                -----------   ----------
    Total current assets                          4,409,270    4,505,805

LONG-TERM NOTES RECEIVABLE (Note 3)                 197,958      171,294

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1996 $1,893,025; 1995 $1,729,346. (Note 4)      3,555,983    1,010,992

OTHER ASSETS
  Deferred income taxes                             455,443      429,931
  Cash surrender value of life insurance            112,165       91,824
  Reimbursement Account (Note 7)                    224,946            0
  Earnings on Unused Bond Proceeds                   97,180            0
  Bond Issue Costs (Note 7)                          75,301            0
                                                 ----------   ----------
                                                $ 9,128,246  $ 6,209,846
                                                 ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities
    (Note 5 and 6)                                  220,429       60,547
  Accounts payable and other liabilities            586,494      328,554
  Accrued compensation                              136,044      188,285
  Customer deposits                                  95,842       40,598
  Income taxes payable                                    0        3,676
                                                 ----------   ----------
          Total current liabilities               1,038,809      621,660

LONG-TERM DEFERRED COMPENSATION (Note 5)            974,927    1,029,655
POST RETIREMENT BENEFITS (Note 5)                   120,999      134,738
LONG-TERM DEBT (Note 7)                           2,373,582            0
                                                 ----------   ----------
          Total liabilities                       4,508,317    1,786,053
                                                 ----------   ----------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1996 825,649, 1995 825,649          825,649      825,649
  Additional Paid in Capital                        459,671      459,671
  Retained earnings                               3,334,609    3,138,473
                                                 ----------   ----------
                                                  4,619,929    4,423,793
                                                 ----------   ----------
                                                $ 9,128,246  $ 6,209,846
                                                 ==========   ==========

Accompanying notes are an integral part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                  June 30, 1996 and December 31, 1995

                                ASSETS              1996         1995
                                                 ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                     $ 1,653,941  $ 1,426,738
  Certificates of deposit                           498,839      689,000
  Receivables                                        41,097      120,226
  Inventories (Note 2)                            1,191,708    1,368,766
  Notes receivable, current portion (Note 3)        813,988      882,235
  Prepaid expenses                                   74,336       67,505
  Income taxes receivable                            90,986            0
  Deferred income taxes, current portion             44,375       60,829
                                                 ----------   ----------
    Total current assets                          4,409,270    4,615,299

LONG-TERM NOTES RECEIVABLE (Note 3)                 197,958      165,058

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1996 $1,893,025; 1995 $1,802,732. (Note 4)      3,555,983    2,245,626

OTHER ASSETS
  Deferred income taxes                             455,443      447,410
  Cash surrender value of life insurance            112,165       95,440
  Reimbursement Account (Note 7)                    224,946      145,516
  Earnings on Unused Bond Proceeds                   97,180       58,124
  Bond Issue Costs (Note 7)                          75,301       73,030
                                                 ----------   ----------
                                                $ 9,128,246  $ 7,845,503
                                                 ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities
    (Note 5 and 6)                                  220,429      225,366
  Accounts payable and other liabilities            586,494      338,757
  Accrued compensation                              136,044      249,975
  Customer deposits                                  95,842       23,314
  Income taxes payable                                    0       60,364
                                                 ----------   ----------
          Total current liabilities               1,038,809      897,776

LONG-TERM DEFERRED COMPENSATION (Note 5)            974,927    1,001,700
POST RETIREMENT BENEFITS (Note 5)                   120,999      129,122
LONG-TERM DEBT (Note 7)                           2,373,582    1,234,514
                                                 ----------   ----------
          Total liabilities                       4,508,317    3,263,112
                                                 ----------   ----------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1996 825,649, 1995 825,649          825,649      825,649
  Additional Paid in Capital                        459,671      459,671
  Retained earnings                               3,334,609    3,297,071
                                                 ----------   ----------
                                                  4,619,929    4,582,391
                                                 ----------   ----------
                                                $ 9,128,246  $ 7,845,503
                                                 ==========   ==========

Accompanying notes are an integral part of these financial statements.

                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Quarters Ended June 30, 1996 and June 30, 1995

                                                    1996          1995
                                                 ----------   ----------
Net Sales                                       $ 3,434,875  $ 2,206,217
  Cost of Sales                                   2,552,378    1,567,144
                                                 ----------   ----------
                                                    882,497      639,073
Selling, General and Administrative
 Expenses                                           635,119      494,023
                                                 ----------   ----------
  Income/<Loss> from Operations                     247,378      145,050

Deferred Compensation Expense                        22,072       23,171
Post Retirement Benefits Expense                     (8,094)       4,773

Non-operating Income/<Expenses>                      32,023       52,794
                                                 ----------   ----------

  Income/<Loss> Before Income Taxes                 265,423      169,900

Federal and State Income Taxes                       81,016       57,981
Deferred Income Tax Adjustment                       15,807        9,728
                                                 ----------   ----------
  Income Taxes                                       96,823       67,709
                                                 ----------   ----------

    Net Income / <Loss>                             168,600      102,191
                                                 ==========   ==========

Earnings per share:
            Net Income / <Loss>                        0.20         0.12
                                                 ==========   ==========

Depreciation Included in Above Cost                  45,492       39,786
                                                 ==========   ==========

Accompanying notes are an integral part of these financial statements.

                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Six Months Ended June 30, 1996 and June 30, 1995


                                                     1996         1995
                                                  ----------   ----------
Net Sales                                        $ 5,020,649  $ 4,223,100
  Cost of Sales                                    3,844,968    3,023,933
                                                  ----------   ----------
                                                   1,175,681    1,199,167
Selling, General and Administrative
 Expenses                                          1,063,392      976,570
                                                  ----------   ----------
  Income/<Loss> from Operations                      112,289      222,597

Deferred Compensation Expense                         44,429       46,605
Post Retirement Benefits Expense                      (4,107)       7,723

Non-operating Income/<Expenses>                       62,986      104,112
                                                  ----------   ----------

  Income/<Loss> Before Income Taxes                  134,953      272,381

Federal and State Income Taxes                        39,455       89,814
Deferred Income Tax Adjustment                         8,421       11,779
                                                  ----------   ----------
  Income Taxes                                        47,876      101,593
                                                  ----------   ----------

    Net Income / <Loss>                               87,077      170,788
                                                  ==========   ==========

Earnings per share:
            Net Income / <Loss>                         0.11         0.21
                                                  ==========   ==========

Depreciation Included in Above Cost                   91,271       76,927
                                                  ==========   ==========

Accompanying notes are an integral part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Quarters Ended June 30, 1996 and 1995

                                                     1995         1995
                                                  ----------   ----------
OPERATING ACTIVITIES
  Net Income/<Loss>                              $   168,600  $   102,191
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                     45,492       39,786
    Deferred income taxes                             15,807        9,728
    Loss (gain) on sale of equipment                    (170)      (3,205)
    Increase in cash value of life insurance         (15,133)     (14,410)
    Adjustments to deferred compensation             (13,540)     (12,441)
    Adjustments to post retirement benefits          (11,361)      (1,972)
  <Increase> decrease in:
    Trade receivables                                (10,055)      27,516
    Inventories                                      382,440       (9,861)
    Prepaid Expenses                                 (15,938)       8,695
    Income taxes receivable                          (90,986)           0
  <Decrease> increase in:
    Accounts payable and other Liabilities           165,482      (25,926)
    Accrued compensation                             (27,610)      18,015
    Customer deposits                                 22,960       (3,120)
    Income taxes payable                             (49,416)     (29,727)
                                                  ----------   ----------
  Net cash provided by (used in)
      operations                                     566,572      105,269
                                                  ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment             875        3,205
  Purchase of plant & equipment net of
    debt incurred 1996 $499,966, 1995 $0            (218,736)    (151,475)
  <Increase> decrease in notes receivable
    arising from sales                               140,588      361,457
  <Increase> decrease in certificates
     of deposit                                      195,147     (192,047)
                                                  ----------   ----------
  Net cash provided by (used in)
     investing activities                            117,874       21,140
                                                  ----------   ----------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                       0       31,251
  Cash dividends paid                                (24,769)     (24,769)
  Debt issue costs, net of debt incurred
    1996 $151, 1995 $0                               (33,318)           0
  Funding of reimbursement account                   (37,500)           0
  Earnings on unused bond proceeds                   (12,951)           0
                                                  ----------   ----------
  Net cash provided by (used in)
     financing activities                           (108,538)       6,482
                                                  ----------   ----------
    Net increase (decrease) in cash                  575,908      132,891
CASH
  Beginning                                        1,078,033      912,271
                                                  ----------   ----------
  Ending                                         $ 1,653,941  $ 1,045,162
                                                  ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                     $         0  $         0
    Income taxes                                 $   122,626  $    91,750

Accompanying notes are an integral part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Six Months Ended June 30, 1996 and 1995


                                                     1995         1995
OPERATING ACTIVITIES                              ----------   ----------
  Net Income/<Loss>                              $    87,077  $   170,788
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                     91,268       76,927
    Deferred income taxes                              8,421       11,779
    Loss (gain) on sale of equipment                    (170)      (3,205)
    Increase in cash value of life insurance         (16,725)     (11,902)
    Adjustments to deferred compensation             (26,796)     (24,620)
    Adjustments to post retirement benefits          (13,037)      (3,931)
  <Increase> decrease in:
    Trade receivables                                 79,129       34,628
    Inventories                                      177,059     (490,928)
    Prepaid Expenses                                  (6,831)      24,585
    Income taxes receivable                          (90,986)           0
  <Decrease> increase in:
    Accounts payable and other Liabilities           247,737      (50,663)
    Accrued compensation                            (113,931)     (51,860)
    Customer deposits                                 72,528     (107,951)
    Income taxes payable                            (159,196)     (33,366)
                                                  ----------   ----------
  Net cash provided by (used in)
      operations                                     335,547     (459,719)
                                                  ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment             875        3,205
  Purchase of plant & equipment net of
    debt incurred 1996 $1,141,750, 1995 $0          (260,078)    (190,220)
  <Increase> decrease in notes receivable
    arising from sales                               135,998      478,152
  <Increase> decrease in certificates
     of deposit                                      190,161        4,935
                                                  ----------   ----------
  Net cash provided by (used in)
     investing activities                             66,956      296,072
                                                  ----------   ----------
FINANCING ACTIVITIES
  Proceeds from sale of common stock                       0       31,251
  Cash dividends paid                                (49,538)     (49,178)
  Debt issue costs, net of debt incurred
    1996 $2,271, 1995 $0                             (13,044)           0
  Funding of reimbursement account                   (75,000)           0
  Earnings on unused bond proceeds                   (37,718)           0
                                                  ----------   ----------
  Net cash provided by (used in)
     financing activities                           (175,300)     (17,927)
                                                  ----------   ----------
    Net increase (decrease) in cash                  227,203     (181,574)
CASH
  Beginning                                        1,426,738    1,226,736
                                                  ----------   ----------
  Ending                                         $ 1,653,941  $ 1,045,162
                                                  ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                     $         0  $         0
    Income taxes                                 $   190,245  $   127,453

Accompanying notes are an integral part of these financial statements.

                         MOD-U-KRAF HOMES, INC

                  Management's Discussion and Analysis
                    of the Second Quarter Statements


    Net sales for the second quarter of 1996 were $3,434,875 as compared to $2,206,217 for the second quarter of 1995, a 55% increase. Sales for the first six months of 1996 were $5,020,649 as compared to $4,223,100 in 1995 for an increase in sales volume of 19%.

    Cost of Sales was 74.31% of net sales for the second quarter of 1996 and 71.03% for the second quarter of 1995. For the first six months cost of sales was 76.55% for 1996 compared to 71.60% for 1995. We are experiencing unfavorable variances in our production labor and materials due to the start up of our new production facility. We don't anticipate this to stabilize until the fourth quarter.

    Selling, General and Administrative expenses was 18.49% of net sales for the second quarter of 1996 and 22.39% for the same quarter of 1995. They were 21.18% for the first six months of 1996 compared to 23.12% for the same period in 1995.

    The net income for the second quarter of 1996 is $168,600 compared to net income of $102,191 for the second quarter of 1995. This is $0.20 per share for the second quarter of 1996 and $.12 per share for the same period in 1995. Net income for the first six months is $87,077, $0.11 common share for 1996, compared to $170,788, $0.21 per common share, for 1995.

    There are no other significant variances.

    There have been no material changes in liquidity and capital resources for the first six months of 1996. On July 12, 1995 Mod-U-Kraf Homes, Inc. executed a financing agreement for the construction of our new manufacturing facility. This agreement consists of $3,000,000 Industrial Development Authority of Franklin County, Virginia Industrial Development Revenue Bonds (MOD-U-KRAF HOMES, INC. Project), Series 1995. These bonds will be payable over a 20 year period and are tax-exempt obligations that carry short-term floating interest rates. The average rates for the first four months of 1996 and for 1995 have been 3.74% and 4.05% respectively.


                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair
    statement of the results for the quarter ended  June 30, 1996.   The
    results for the quarter ended June 30, 1996 are not necessarily in-dicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenues during the balance of the year.

    Both primary & fully diluted net income per common share are based on the weighted average number of shares of common stock outstanding during each year and common stock equivalents of dilutive stock options.

2.  Inventories
    The components of inventories are as follows       1996         1995
                                                       ----         ----
    Raw Materials                                     677,495      671,005
    Work-In-Progress                                   78,396       65,225
    Finished Goods                                     83,575      674,906
    Land and Units held for sale                      352,242      286,748
                                                   ----------   ----------
                                                    1,191,708    1,697,884
                                                   ==========   ==========

3.  Notes Receivable                                   1996         1995
                                                       ----         ----
    Various mortgage notes receivable secured by
     deeds of trust                                   172,795      141,505
    Various construction loans(all current)           800,037      961,859
    Demand note receivable with interest payable
     quarterly at 9%, unsecured                        11,575       14,375
    Life insurance note receivable from an
     officer of the Company(non-interest bearing)       5,039        6,670
    Note receivable from the President, payable
     in annual principal installments of $5,625
      with interest at 5.03%                           22,500       28,125
                                                   ----------   ----------
                                                    1,011,946    1,152,534
        Less current portion                          813,988      981,240
                                                   ----------   ----------
                                                      197,958      171,294
                                                   ==========   ==========

4.  Property and Equipment                             1996         1995
                                                       ----         ----
    Land and improvements                             270,970      220,970
    Buildings                                       1,076,311    1,073,835
    Manufacturing equipment                         1,076,147      992,478
    Other furniture, fixtures and equipment           393,598      326,905
                                                   ----------   ----------
                                                    2,817,026    2,614,188
        Less accumulated depreciation              (1,893,025)  (1,729,346)
    Construction in progress                        2,631,982      126,150
                                                   ----------   ----------
                                                    3,555,983    1,010,992
                                                   ==========   ==========

5.  Deferred Compensation, Related Parties             1996         1995
                                                       ----         ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1996 and 1995.                                    516,972      547,339

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1996 and 1995.                        512,683      534,797

    Present value of estimated post-retirement
    benefits other than pensions discounted at
    8.50%.                                            136,700      142,804
                                                   ----------   ----------
                                                    1,166,355    1,224,940
        Less Current Maturities                        72,821       60,547
                                                   ----------   ----------
                                                    1,093,534    1,164,393
                                                   ==========   ==========

6.  Long-Term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 variable Rate Demand Industrial Revenue Bonds are secured by the Company's irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in annual principal amounts of $150,000 through 2015. The interest rate was 3.45% at June 30, 1996. Interest of approximately $53,000 was incurred and capitalized during the second quarter of 1996.

    The Company has entered into an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the Reimbursement Account equal to 55 days of interest at 15.0% on the bonds. As of June 30, 1996, the Reimbursement Account balance was as follows:

         Required prepaid interest deposit        $ 67,811
         Unused monthly principal deposits         150,000
         Earnings                                    7,135
                                                  --------
                                                  $224,946

    The Company's policy is to reflect the balance of the Reimbursement Account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of June 30, 1996, $2,373.582 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn. Any unused proceeds will be for early retirement of bonds.

    Amounts earned on bond proceeds prior to their being drawn from the trustee are to be applied to principal reduction in the future. these earnings amounted to $97,180 at June 30, 1996.

    Debt issue costs will be amortized over the life of the bonds.

7. The Board Of Directors of Mod-U-Kraf Homes, Inc. on August 7, 1996 declared a $.03 per share cash dividend on all shares outstanding on August 23, 1996 and to be paid on September 6, 1996.

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

Date: August 8, 1996

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