Form 10QSB
period 1996-09-30
MOD U KRAF HOMES INC
filed 1996-11-13
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended    SEPTEMBER 30, 1996
                                    ------------------------

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
                                                              ----------



                         MOD-U-KRAF HOMES, INC.

                                 INDEX



                    PART I - FINANCIAL INFORMATION

     Balance Sheets                                        2 & 3

     Statements of Income                                  4 & 5

     Statements of Cash Flows                              6 & 7

     Management's Discussion and Analysis                  8

     Notes to Financial Information                        9

                     PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of
                   Security Holders                        10


                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                      September 30, 1996 and 1995

          ASSETS                                   1996         1995
                                                ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $ 1,213,595    1,211,113
  Certificates of deposit                          393,853      500,000
  Receivables                                       72,694      124,272
  Inventories (Note 2)                           2,030,337    1,677,294
  Notes receivable, current portion (Note 3)       669,092    1,031,648
  Prepaid expenses                                  70,783       66,802
  Income taxes receivable                          100,803            0
  Deferred income taxes, current portion            31,704       54,224
                                                ----------   ----------
    Total current assets                         4,582,861    4,665,353

LONG-TERM NOTES RECEIVABLE (Note 3)                194,848      173,626

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1996 $1,985,726; 1995 $1,765,749. (Note 4)     3,964,164    1,496,385

OTHER ASSETS
  Deferred income taxes                            431,376      422,807
  Cash surrender value of life insurance           113,434       92,859
  Reimbursement Account (Note 7)                   113,633      106,349
  Earnings on Unused Bond Proceeds                 103,130            0
  Bond Issue Costs (Note 7)                         74,300       72,099
                                                ----------   ----------
                                               $ 9,577,746    7,029,478
                                                ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities
    (Note 5 and 6)                                 212,705       61,742
  Accounts payable and other liabilities           699,600      440,974
  Accrued compensation                             230,121      176,429
  Customer deposits                                145,003       58,005
  Income taxes payable                                   0       43,473
                                                ----------   ----------
          Total current liabilities              1,287,429      780,623

LONG-TERM DEFERRED COMPENSATION (Note 5)           959,874    1,015,825
POST RETIREMENT BENEFITS (Note 5)                  140,367      132,676
LONG-TERM DEBT (Note 7)                          2,680,824      575,769
                                                ----------   ----------
          Total liabilities                      5,068,494    2,504,893
                                                ----------   ----------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1996 825,649, 1995 825,649         825,649      825,649
  Additional Paid in Capital                       459,671      459,671
  Retained earnings                              3,223,932    3,239,265
                                                ----------   ----------
                                                 4,509,252    4,524,585
                                                ----------   ----------
                                               $ 9,577,746    7,029,478
                                                ==========   ==========

Accompanying notes are an integral part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
               September 30, 1996 and December 31, 1995

          ASSETS                                   1996         1995
                                                ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $ 1,213,595    1,426,738
  Certificates of deposit                          393,853      689,000
  Receivables                                       72,694      120,226
  Inventories (Note 2)                           2,030,337    1,368,766
  Notes receivable, current portion (Note 3)       669,092      882,235
  Prepaid expenses                                  70,783       67,505
  Income taxes receivable                          100,803            0
  Deferred income taxes, current portion            31,704       60,829
                                                ----------   ----------
    Total current assets                         4,582,861    4,615,299

LONG-TERM NOTES RECEIVABLE (Note 3)                194,848      165,058

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1996 $1,985,726; 1995 $1,802,732. (Note 4)     3,964,164    2,245,626

OTHER ASSETS
  Deferred income taxes                            431,376      447,410
  Cash surrender value of life insurance           113,434       95,440
  Reimbursement Account (Note 7)                   113,633      145,516
  Earnings on Unused Bond Proceeds                 103,130       58,124
  Bond Issue Costs (Note 7)                         74,300       73,030
                                                ----------   ----------
                                               $ 9,577,746    7,845,503
                                                ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities
    (Note 5 and 6)                                 212,705      225,366
  Accounts payable and other liabilities           699,600      338,757
  Accrued compensation                             230,121      249,975
  Customer deposits                                145,003       23,314
  Income taxes payable                                   0       60,364
                                                ----------   ----------
          Total current liabilities              1,287,429      897,776

LONG-TERM DEFERRED COMPENSATION (Note 5)           959,874    1,001,700
POST RETIREMENT BENEFITS (Note 5)                  140,367      129,122
LONG-TERM DEBT (Note 7)                          2,680,824    1,234,514
                                                ----------   ----------
          Total liabilities                      5,068,494    3,263,112
                                                ----------   ----------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1996 825,649, 1995 825,649         825,649      825,649
  Additional Paid in Capital                       459,671      459,671
  Retained earnings                              3,223,932    3,297,071
                                                ----------   ----------
                                                 4,509,252    4,582,391
                                                ----------   ----------
                                               $ 9,577,746    7,845,503
                                                ==========   ==========

Accompanying notes are an integral part of these financial statements.


                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
              Quarters Ended September 30, 1996 and 1995


                                                   1996         1995
                                                ----------   ----------
Net Sales                                      $ 2,933,098    2,300,001
  Cost of Sales                                  2,257,980    1,586,219
                                                ----------   ----------
                                                   675,118      713,782
Selling, General and Administrative
 Expenses                                          649,520      509,675
                                                ----------   ----------
  Income/<Loss> from Operations                     25,598      204,107

Deferred Compensation Expense                       21,782       22,907
Post Retirement Benefits Expense                    15,171        6,067

Non-operating Income/<Expenses>                    (44,607)      45,662
                                                ----------   ----------

  Income/<Loss> Before Income Taxes                (55,962)     220,795

Federal and State Income Taxes                      (6,792)      85,436
Deferred Income Tax Adjustment                      36,738        9,798
                                                ----------   ----------
  Income Taxes                                      29,946       95,234
                                                ----------   ----------

    Net Income / <Loss>                        $   (85,908)     125,561
                                                ==========   ==========

Earnings per share:
            Net Income / <Loss>                      (0.10)        0.15
                                                ==========   ==========

Depreciation Included in Above Cost                 95,361       41,367
                                                ==========   ==========

Accompanying notes are an integral part of these financial statements.

                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
             Nine Months Ended September 30, 1996 and 1995


                                                   1996         1995
                                                ----------   ----------
Net Sales                                      $ 7,953,746    6,523,101
  Cost of Sales                                  6,102,948    4,610,152
                                                ----------   ----------
                                                 1,850,798    1,912,949
Selling, General and Administrative
 Expenses                                        1,712,912    1,486,245
                                                ----------   ----------
  Income/<Loss> from Operations                    137,886      426,704

Deferred Compensation Expense                       66,211       69,511
Post Retirement Benefits Expense                    11,063       13,791

Non-operating Income/<Expenses>                     18,379      149,773
                                                ----------   ----------

  Income/<Loss> Before Income Taxes                 78,991      493,175

Federal and State Income Taxes                      32,663      175,250
Deferred Income Tax Adjustment                      45,159       21,577
                                                ----------   ----------
  Income Taxes                                      77,822      196,827
                                                ----------   ----------

    Net Income / <Loss>                        $     1,169      296,348
                                                ==========   ==========

Earnings per share:
            Net Income / <Loss>                       0.00         0.36
                                                ==========   ==========

Depreciation Included in Above Cost                186,632      118,295
                                                ==========   ==========

Accompanying notes are an integral part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
               Quarters Ended September 30, 1996 and 1995

                                                   1996         1995
                                                ----------   ----------
OPERATING ACTIVITIES
  Net Income/<Loss>                            $   (85,908)     125,561
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                   97,443       41,367
    Deferred income taxes                           36,738        9,798
    Loss (gain) on sale of equipment                (1,794)         993
    Increase in cash value of life insurance        (1,269)      (1,035)
    Adjustments to deferred compensation           (13,830)     (12,706)
    Adjustments to post retirement benefits         10,421       (1,991)
  <Increase> decrease in:
    Trade receivables                              (31,597)      53,621
    Inventories                                   (838,629)      20,590
    Prepaid Expenses                                 3,553      (20,071)
    Income taxes receivable                         (9,817)           0
  <Decrease> increase in:
    Accounts payable and other Liabilities         113,106      112,420
    Accrued compensation                            94,077      (11,856)
    Customer deposits                               49,161       17,407
    Income taxes payable                                 0       39,797
                                                ----------   ----------
  Net cash provided by (used in)
      operations                                  (578,345)     373,895
                                                ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment         1,794            0
  Purchase of plant & equipment net of
   debt incurred 1996 $307,242, 1995 $575,769     (198,382)      48,013
  <Increase> decrease in notes receivable
   arising from sales                              148,006      (52,740)
  <Increase> decrease in certificates
    of deposit                                     104,986            0
                                                ----------   ----------
  Net cash provided by (used in)
     investing activities                           56,404       (4,727)
                                                ----------   ----------

FINANCING ACTIVITIES
  Cash dividends paid                              (24,769)     (24,769)
  Debt issue costs, net of debt incurred             1,001      (72,099)
  Funding of reimbursement account                 111,313     (106,349)
  Earnings on unused bond proceeds                  (5,950)           0
                                                ----------   ----------
  Net cash provided by (used in)
     financing activities                           81,595   (  203,217)
                                                ----------   ----------
    Net increase (decrease) in cash               (440,346)     165,951
CASH
  Beginning                                      1,653,941    1,045,162
                                                ----------   ----------
  Ending                                       $ 1,213,595  $ 1,211,113
                                                ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for:
    Interest                                   $    25,027  $    26,002
    Income taxes                               $     3,025  $    46,175

Accompanying notes are an integral part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1996 and 1995

                                                   1996         1995
                                                ----------   ----------
OPERATING ACTIVITIES
  Net Income/<Loss>                            $     1,169      296,348
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                  190,676      118,295
    Deferred income taxes                           45,159       21,577
    Loss (gain) on sale of equipment                (1,624)      (2,212)
    Increase in cash value of life insurance       (17,994)     (12,937)
    Adjustments to deferred compensation           (40,626)     (37,326)
    Adjustments to post retirement benefits         (2,616)      (5,922)
  <Increase> decrease in:
    Trade receivables                               47,532       88,249
    Inventories                                   (661,571)    (470,338)
    Prepaid Expenses                                (3,278)       4,514
    Income taxes receivable                       (100,803)           0
  <Decrease> increase in:
    Accounts payable and other Liabilities         360,843       61,757
    Accrued compensation                           (19,854)     (63,716)
    Customer deposits                              121,689      (90,544)
    Income taxes payable                           (60,364)       6,431
                                                ----------   ----------
  Net cash provided by (used in)
      operations                                  (141,662)     (85,824)
                                                ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment         1,624        3,205
  Purchase of plant & equipment net of debt
   incurred 1996 $1,377,964, 1995 $575,769        (465,444)    (142,207)
  <Increase> decrease in notes receivable
   arising from sales                              183,353      425,412
  <Increase> decrease in certificates
    of deposit                                     29,5147        4,935
                                                ----------   ----------
  Net cash provided by (used in)
     investing activities                           14,680      291,345
                                                ----------   ----------

FINANCING ACTIVITIES
  Proceeds from stock option sale                         0       31,251
  Cash dividends paid                              (74,308)     (73,947)
  Debt issue costs, net of debt incurred             1,270      (72,099)
  Funding of reimbursement account                  31,883     (106,349)
  Earnings on unused bond proceeds                 (45,006)           0
                                                ----------   ----------
  Net cash provided by (used in)
     financing activities                          (86,161)    (221,144)
                                                ----------   ----------
    Net increase (decrease) in cash               (213,143)     (15,623)
CASH
  Beginning                                      1,426,738    1,226,736
                                                ----------   ----------
  Ending                                       $ 1,213,595  $ 1,211,113
                                                ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash payments for:
    Interest                                   $    25,027  $    26,002
    Income taxes                               $   193,270  $   173,628

Accompanying notes are an integral part of these financial statements.

                     MOD-U-KRAF HOMES, INC.

              Management's Discussion and Analysis
         of Nine Months and Quarterly Income Statements


    Net sales for the first nine months of 1996 were $7,953,746, as compared to $6,523,101 for 1995. This represents an increase in sales volume of 21.93%. The third quarter of 1996 produced a sales volume of $2,933,098 as compared to $2,300,001 for the third quarter of 1995 for an increase in sales volume of 27.53%.
   Cost of sales were 76.73% of net sales for the first nine months of 1996 as compared to 70.67% for the same period in 1995. The cost of sales percent for the third quarter of 1996 were 76.98% compared to 68.97% for the third quarter of 1995.
    Selling, general and administrative expenses were 21.54% of net sales for the first nine months of 1996 compared to 22.78% of net sales for the first nine months of 1995. The third quarter of 1996 produced a percent of 22.14% as compared to 22.16% for the third quarter of 1995.
   Income from operations has shown a 67.69% decrease for the first nine months and a 87.46% decrease for the third quarter over 1995.
    The first nine months of 1996 showed net income of $1,169 compared to net income of $296,348 for 1995, a 99.61% decrease. The process of bringing our new facility up to our desired production levels has added additional overhead. With our new plant in production, revenues are beginning to increase as expected. Until we achieve our production goals of two housing units per day in the new facility, the increased overhead of operating the new facility will continue to consume our profits from the Old Franklin Turnpike plant. We hope to achieve this level in the fourth quarter and maintain that level into the first quarter of 1997. In addition to having the increases expense of training employees for the new plant, we are in the process of realigning our sales territories and hiring sales personel to ensure that we have orders necessary when our new plant reaches our production goals.
     Other than the financing arrangement for our new manufacturing facility as outlined in Note 7, there has been no significant changes in liquidity and capital resources.


                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair statement of the results for the quarter ended Sept. 30, 1996. The results for the quarter ended Sept. 30, 1996 are not necessarily in-dicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenue during the balance of the year.

    Both primary & fully diluted net income per common share are based on the weighted average number of shares of common stock outstanding during each year and common stock equivalents of dilutive stock options.

2.  Inventories
    The components of inventories are as follows    1996        1995
                                                    ----        ----
    Raw Materials                                1,147,466      628,234
    Work-In-Progress                               226,991       94,334
    Finished Goods                                 307,508      584,117
    Land and Units held for sale                   348,372      370,609
                                                ----------   ----------
                                                         0            0
                                                ==========   ==========

3.  Notes Receivable                                1996        1995
                                                    ----        ----
    Various mortgage notes receivable secured by
     deeds of trust                                171,407      136,994
    Various construction loans(all current)        654,119    1,019,968
    Demand note receivable with interest payable
     quarterly at 9%, unsecured                     10,875       13,675
    Life insurance note receivable from an
     officer of the Company(non-interest bearing     5,039        6,512
    Note receivable from the President, payable
     in annual principal installments of $5,625
      with interest at 5.03%                        22,500       28,125
                                                ----------   ----------
                                                   863,940    1,205,274
                                                   669,092    1,031,648
                                                ----------   ----------
                                                   194,848      173,626
                                                ==========   ==========

4.  Property and Equipment                          1996        1995
                                                    ----        ----
    Land and improvements                          756,838      275,590
    Buildings                                    2,998,328    1,073,836
    Manufacturing equipment                      1,799,565      992,326
    Other furniture, fixtures and equipment        395,159      331,224
                                                ----------   ----------
                                                         0            0
        Less accumulated depreciation           (1,985,726)  (1,765,749)
    Construction in progress                             0      589,158
                                                ----------   ----------
                                                (1,985,726)  (1,176,591)
                                                ==========   ==========

5.  Deferred Compensation, Related Parties          1996        1995
                                                    ----        ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1996 and 1995.                                 508,970      539,987

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1996 and 1995.                     506,855      529,443

    Present value of estimated post-retirement
    benefits other than pensions discounted at
    8.50%.                                         147,121      140,813
                                                ----------   ----------
                                                 1,162,946    1,210,243
        Less Current Maturities                     62,705       61,742
                                                ----------   ----------
                                                 1,100,241    1,148,501
                                                ==========   ==========

6.  Long-Term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the
    amount of   $3,000,000 to finance the construction of a manufacturing
    facility.    The Series 1995 variable  Rate Demand Industrial Revenue
    Bonds are secured by the Company's irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar Bank holds a first lien
    and  security interest on  the facility.   The bonds are  payable in
    annual principal amounts of $150,000 through 2015. The interest rate
    was   3.90% at   September 30, 1996.   Interest incurred and paid is
    $134,662 of which $58,839 has been capitalized.

    The Company has entered into an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the Reimbursement Account equal to 55 days of interest at 15.0% on the bonds. As of Sept. 30, 1996, the Reimbursement Account balance was as follows:

         Required prepaid interest deposit        $ 67,811
         Unused monthly principal deposits          37,500
         Earnings                                    8,323
                                                  --------
                                                  $113,634

    The Company's policy is to reflect the balance of the Reimbursement Account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of Sept 30, 1996, $2,895,322 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn. Any unused proceeds will be for early retirement of bonds. The first annual bond payment of $150,000 was made on July 2, 1996.

    Amounts earned on bond proceeds prior to their being drawn from the trustee are to be applied to principal reduction in the future. these earnings amounted to $103,130 at Sept 30, 1996.

    Debt issue costs will be amortized over the life of the bonds.

7. The Board Of Directors of Mod-U-Kraf Homes, Inc. on November 6, 1996 declared a $.03 per share cash dividend on all shares outstanding on November 22, 1996 and to be paid on December 6, 1996.

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


Date: November 8, 1996


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