Form 10KSB/A
period 1995-12-31
MOD U KRAF HOMES INC
filed 1996-11-26
CIK 67251

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB/A1

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

                             540 - 483 - 0291
             ------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)

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

               813,649 shares of Common Stock, $1 par value


     Transitional Small business Disclosure Format: Yes [   ] No [ X ]

                             EXPLANATORY NOTE

     This Form 10-KSB/A1 is filed to delete the cover page heading ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS, which was incorrectly included. Mod-U-Kraf Homes, Inc. has never been involved in bankruptcy proceedings.


                                SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MOD-U-KRAF HOMES, INC.
                              (Registrant)

November 26, 1996             By s/Dale H. Powell
                              -------------------
                              Dale H. Powell, President and
                                 Chairman of the Board