Form 10KSB
period 1996-12-31
MOD U KRAF HOMES INC
filed 1997-03-26
CIK 67251

I enclose for filing the Annual Report on Form 10-KSB of Mod-U-Kraf Homes, Inc. for the year ended December 31, 1996. The financial statements included in the Annual Report do not reflect any change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices.

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

      (Mark One)
     [ X ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
     For the fiscal year ended  December 31, 1996
                               -------------------
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

[ X ]

     State issuer's revenues for its most recent fiscal year. $11,372,471
                                                              -----------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                        $2,281,325 at March 1, 1997

                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 15, 1997.

               825,649 shares of Common Stock, $1 par value

     Transitional Small business Disclosure Format: Yes [   ] No [ X ]

Item 1.    Description of Business
           -----------------------
     Mod-U-Kraf Homes, Inc. (the "Company"), was incorporated as a Virginia corporation on August 19, 1971. It is engaged in the business of manufacturing and selling custom-built sectionalized single family housing units of its own design. The Company also customizes a commercial line of products consisting of multi-family and diversified specialty structures.
     The Company's sectionalized housing units, available in 58 standard models, ranging in size from 705 square feet to 2,970 square feet for one and two family dwellings, consist of two or more virtually complete sections which are manufactured side by side on an assembly line. Various designs are available, including Victorian, Cape Cod, vacation homes, two stories and country homes. There are over 100 options to allow for custom choices. Interior designs provide for great rooms, spacious kitchen-dining-living areas, ample closets, and fireplaces. Multi-family projects can contain up to 24,000 square feet and are custom designed to meet the needs of the builder and as dictated by building site conditions (including inside and outside painting and installation of kitchen cabinets and floor coverings). After completion, the units are loaded on specially designed transporters for delivery to the building site where they are off-loaded to a permanent foundation previously prepared by the purchaser. After the sections are off-loaded, either by crane or rollers, they are secured together by a "zip up" procedure. The purchaser may then complete the sections by making plumbing and electrical connections, carrying out final grading and landscaping, and adding brick veneer, if desired. Prices on our products can vary depending upon the region into which they are to be shipped. The Company believes that when completely erected on a lot, landscaped and ready for occupancy, its single family homes retail from $55,000 to $250,000 or more depending on the cost of the lot. The prices of multi-family projects can range up to $1,300,000 or more depending on the total size of the project.
     During the past several years, the Company, utilizing the manufactured section concept, has increasingly entered into a new commercial building market consisting of condominiums, town-house apartments, dental clinics, medical office buildings, churches, motels and many other commercial structures adaptable to the Company's manufacturing methods and capabilities.
     During 1996, the Company produced 280.5 units as compared to 222.0 units in 1995. Gross sales of $11,372,470 and $9,083,419 in 1996 and 1995 were comprised of 265.5 and 219.5 units sold, respectively.
     The chief raw materials used in production are lumber and lumber products, including plywood, moldings, door and window assemblies: general building materials such as roofing, insulation, wallboard, fixtures and hardware; and heating equipment and other appliances. These materials are presently available at competitive prices through several suppliers serving the area, and the Company has not experienced and does not foresee dependency upon any single source of supply for raw material. The price of lumber has been subject to significant fluctuations which may affect the Company's profit margin and the prices it charges for its products. The Company passes increased cost on to its customers by increasing sales prices from time to time.
     At March 1, 1997, the Company had a backlog of un-shipped orders for
58.0 units (representing approximately $2,535,317 in gross sales).
Comparable backlog figures at March 1, 1996 and 1995 were 51.5 units (representing approximately $1,956,834 in gross sales) and 59.0 units (representing approximately $2,290,123 in gross sales), respectively. The Company believes that approximately 65% of the orders comprising the current backlog are firm. The Company believes that 35% of the back log balance may not be treated as firm due to a variety of factors, including unavailability of financing for its customers, title defects or objections with respect to land upon which customers expect to erect their homes, and weather conditions which can affect delivery against contracts. The average delay between booking and shipment of an order is approximately 75 days.
     Company units are sold primarily in Virginia, Maryland, West Virginia and North Carolina, although some sales have been made in South Carolina, Kentucky, Ohio, Delaware, Tennessee, Pennsylvania and New Jersey. The Company offers its products primarily to home builders, land developers and realtors, although the company has acted as "turnkey" contractor in some instances, selling several sectionalized homes directly to retail customers and, depending on the contract, either "zipping-up" the units or completing the entire home to final grade. Orders consist primarily of from one to three homes, although larger orders are accepted if received.
     The Company does not have long-term agreements with any customer and does not have any single customer or large group of customers upon which a material part of its business depends. Sales terms are flexible, varying from cash 15 days prior to delivery to a completely secured sale with a nominal down payment, in which the Company provides construction financing pending sale of the units and disbursement of financing by the permanent
lender.   The Company provides permanent financing in connection with a small number of sales. (See Note 3 of Item 7, Financial Statements)
     The Company does not have any material patents, licenses, franchises or concessions, has not made any material expenditures for research and development during the past three years and does not anticipate doing so.
The Company employs approximately 22 persons on its administrative and office staff, 15 persons on its sales staff and 120 persons on its production and delivery staff. None of its employees is represented by a labor union. The Company's employment level has fluctuated, and will continue to fluctuate with the demand for code-complying manufactured housing. Production employment levels have been stable for the last two years and is expected to remain stable with the new manufacturing facility in operation.
     Competition in the housing industry is intense. The Company competes not only with local, regional and national producers of manufactured housing, including modular, panelized and mobile homes, but also with local, regional and national home builders as well. Many of these competitors have financial resources and productive facilities which far exceed those of the Company. Moreover, five manufactured housing firms have plants located in or near Rocky Mount, Virginia, and the Company must accordingly compete with these firms for labor as well as sales.
     To the extent weather conditions affect the construction or erection of houses, the business of the Company can be seasonal, with a larger portion of sales and shipments of its units occurring in the warmer months of the year, generally from May through November, than during the winter months.
     To the best of its knowledge, the Company is in compliance with all applicable regulations and does not currently foresee that material capital expenditures will be necessary to maintain such compliance or that future compliance will significantly affect the earnings or competitive position of the Company.
     The marketing direction of the Company has recently developed two thrusts. While the overall trend has been towards larger structures, the Company has developed a series of smaller, lower-cost units to enable it to compete for entry-level housing and governmental loan programs. Improvements made in manufacturing facilities have put the Company in the position to produce both large and smaller units efficiently.
     The products of the Company are manufactured at two facilities in Rocky Mount, Virginia. See Item 2, below. The existing plant has a production capacity of 5 units per week and the new facility will have a production capacity of 15 units per week.

Item 2.   Description of Property.
          -----------------------

     The Company's production and transportation office and manufacturing plant are located in a one-story steel building, approximately 34 years old, on State Highway 40, one mile east of Rocky Mount, Virginia. The building is insulated and heated with a concrete floor and totals 20,000 square feet. Production and transportation offices, located within the plant facility, are air conditioned and contains approximately 1,000 square feet of floor space. In 1982 there was a one story metal and wood plumbing and electrical storage addition with 700 square feet and a one story metal and wood break room addition, heated and air conditioned, with 700 square feet completed. In 1984 construction was completed on a 7,200 square foot addition to the plant. In 1988 a one story metal and wood addition containing a supply room and a "Binks" paint booth was completed containing 1,600 square feet. In 1993 a one story metal building that was built in 1984 which has a concrete floor and 16' overhead doors and has 3,600 square feet was converted to a component manufacturing area. A small portion of the plant is used for storage of materials which will not withstand exposure to the elements. Total manufacturing area contains approximately 33,800 square feet of space.
     Four enclosed storage buildings on the property adjacent to the manufacturing plant are used to store materials. These buildings are wood and metal construction with concrete floors and either three or four walls enclosed. Total enclosed storage is 17,370 square feet.
     The corporate headquarters building, including the engineering office, which is located adjacent to the Rocky Mount plant, was completed and occupied in December 1973 and contains over 7,800 square feet of office space. The building was constructed in the Rocky Mount plant from seven single modules completed in the plant with plant installation of wiring, lighting, plumbing, carpet, vinyl, and rest rooms with ceramic walls and floors.
    The property is served by a rail siding. The property includes approximately seven acres of land that provides for, in addition to the plant buildings, storage buildings and corporate headquarters building, room for employee and visitor parking, storage of completed sections pending shipment and two sales models.
     In October 1977, the Company purchased a 10-acre parcel adjacent to its Rocky Mount facilities for possible future expansion. In March 1993, an additional 16.92 acres were purchased adjacent to the 10 acre parcel. In October 1994 the Company exchanged, at no cost, 20.229 acres of the total
26.92 acres for 17.983 acres in the Franklin County/Town of Rocky Mount, Virginia Industrial Park. After the exchange, there are remaining 6.691 acres owned by the Company adjacent to its Rocky Mount facilities.
     The 7 acre parcel that contains the manufacturing, storage and office buildings are separated from the 6.691 acre parcel referred to above by a rail line.
     The Company's second manufacturing facility is located on 17.983 acres in the Franklin County/Town of Rocky Mount, Virginia Industrial Park. The facility is a steel building, insulated with a standing rib roof. The 104,325 square foot building has a 32'6" eave height and has a sprinkler system throughout. There is 6,680 square feet of mezzanine for additional storage and 800 square feet of office space inside the building. The size of the building allows for storage of all materials for the construction of the units, reducing damage to inventory due to movement and weather. The entire floor area is covered by 6" of finished concrete. There are 10 large doors of which 8 are designed for "drive" through and 2 are "dock" doors for receiving materials. There are five 4 ton bridge cranes installed to assist in the "off-line" production of various components such as floor systems, walls, and roof systems. The entire building is heated by propane with an air rotation system. To allow for future expansion of the building, an additional 8,750 square feet of finished floor and grade beams have been added to the building. Three storm water run-off retention ponds are located on the property. All roof drains on the building have been "piped" to those ponds. The remainder of the finished lot is covered by a 6" compacted surface with approximately 42,000 square yards of high traffic area underlaid with a surface retention fabric. The property is fenced for security purposes.
     The Company's transportation and delivery fleet consists of six tractor cabs and 52 trailers, all of which are owned by the Company. An additional
4 tractor cabs were purchased in 1996 and are expected to be put into service by the end of the first quarter of 1997. To plan for our increased production and more demanding state transportation regulations, the Company has ordered four additional modular transporters to be delivered in May 1997.
     The Company considers its properties and equipment generally to be well maintained and in good condition, and adequate for the needs of its business.

Item 3.   Legal Proceedings.
          ------------------
     None

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------
     None

Item 5.   Market for Common Equity and Related Stockholder Matters.
          --------------------------------------------------------

     The Corporation's common stock is traded in the over-the-counter market. The number of shareholders as of March 6, 1997 was 415. The range of bid and ask quotations and dividends declared for the last two calendar years are listed below.

                              QUOTATIONS ON COMMON STOCK

                    1996                          1995
         --------------------------   ---------------------------    Dividends
             BID            ASK            BID            ASK        Declared
         ------------  ------------   -------------  ------------   ------------
         High    Low    High    Low    High    Low    High    Low   1996   1995
         -----  -----  -----  -----   ------  -----  -----   -----
First    3 1/2    --   4 1/2  4 1/4   4       3 1/2  4 1/2    --    $0.03  $0.03
Second   4 1/8  3 1/2  4 7/8  4 1/4   4       3 3/4  4 1/2   4 1/8  $0.03  $0.03
Third    5 --   4 1/8  6 --   4 7/8   3 3/4   3 1/2  4 1/2    --    $0.03  $0.03
Fourth   5 --     --   6 --     --    3 1/2    --    4 1/2    --    $0.03  $0.03

Source:  Wheat, First Securities, Inc.

For the past 77 consecutive quarters a quarterly dividend of $0.03 per share of common stock has been declared. The Company presently expects to pay dividends in the future as earnings permit. The quotations herein reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Item 6.   Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     1996 net sales of $11,372,471 were 25.20% higher than 1995 net sales of $9,083,419. Our total units sold increased by 20.96% over last year. This increase is due to the additional production from our new facility that went into operation in August 1996.
     Gross Profit percentage declined in 1996 to 24.15% from 29.17% in 1995 and 27.27% in 1994. This is also due to the start-up of our new production facility. We have had increased manufacturing and payroll cost as we bring production up to our desired level.
     Despite the increase in production costs, we have kept Selling, general and administrative expenses at the same level as prior years. Their percentages were 21.30% in 1996 compared to 23.20% and 22.14% for 1995 and 1994, respectively. To date we have not had any significant increases in staffing requirements or overhead expenses in the Selling, general or administrative expense area as we made the transition into our new manufacturing facility. As volume increases, we anticipate adding administrative staff as the increased workload.
     Interest income has decreased due to the commitment of our cash to the new plant startup. Rental income was reduced sharply in 1996 with the sale of our remaining Ski View Complex units. In addition, our new long term debt has added $64,000 in interest expense. We anticipate interest expense to be approximately $114,000 in 1997 if interest rates remain stable.
     Revenues and profits should show a significant increase in 1997 as we realize the benefits of our increased production capacity. There were no other significant variances.

Capital Resources and Liquidity

     Total funds generated were sufficient to meet the requirements for plant and equipment, debt retirement and dividends. By virtue of the cash and accounts receivable levels, the company feels that it has adequate liquidity for continued successful operations.
      The Company completed and put into operation our new manufacturing facility in August 1996. The cost of the 104,000 sq. ft. facility, including improvements and equipment was approximately $2,800,000 which was financed by an Industrial Development Bond Issue. The debt associated with this issue has a remaining life of 18 1/2 years and bears interest at a variable rate based on variable, tax exempt bonds. At December 31, 1996, the actual interest rate was 4.1%.
     The Company believes that the effect of inflation on the results for the periods presented is not material.

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

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Mod-U-Kraf Homes, Inc. and Subsidiary
Rocky Mount, Virginia

     We have audited the accompanying consolidated balance sheets of Mod-U-Kraf Homes, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mod-U-Kraf Homes, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

                                  Brown, Edwards & Company, L.L.P.

                                    CERTIFIED PUBLIC ACCOUNTANTS

Roanoke, Virginia
January 24, 1997

                  MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS
                       December 31, 1996 and 1995

            ASSETS                          1996            1995
CURRENT ASSETS
  Cash and cash equivalents            $  1,077,270     $1,426,738
  Certificates of deposit                   200,000        689,000
  Trade and other receivables                52,928         63,866
  Inventories (Note 2)                    2,358,346      1,368,766
  Notes receivable, current portion
       (Note 3)                             796,721        882,234
  Income taxes receivable (Note 7)           46,123            -
  Prepaid expenses                           65,940         67,506
                                          ---------      ---------
            Total current assets          4,597,328      4,498,110

LONG-TERM NOTES RECEIVABLE (Note 3)         192,906        221,418

PROPERTY AND EQUIPMENT, at cost less
 accumulated depreciation (Note 4)        3,893,831      2,245,627
OTHER ASSETS
  Deferred taxes (Note 7)                   486,139        508,239
  Cash surrender value of officers' life
  insurance                                 116,227         95,440
  Reimbursement account (Note 6)            152,706        145,516
  Earnings on unused bond proceeds (Note 6) 105,474         58,124
  Debt issue costs                           73,310         73,030
                                          ---------      ---------
                                         $9,617,921     $7,845,504
                                          =========      =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 6)                           $    150,000     $  150,000
  Current portion of post-retirement
    benefits (Note 5)                        66,490         75,366
  Accounts payable, trade and other
    liabilities                             525,228        356,706
  Accrued compensation                      201,121        232,026
  Customer deposits                         293,655         23,315
  Income taxes payable (Note 7)                  -          60,364
                                          ---------      ---------
            Total current liabilities     1,236,494        897,777
LONG-TERM POST-RETIREMENT BENEFITS
 (Note 5)                                 1,080,696      1,130,822
LONG-TERM DEBT (Note 6)                   2,639,755      1,234,514
COMMITMENTS AND CONTINGENCIES (Notes 6
 and 12)                                        -                -
                                          ---------      ---------
            Total liabilities             4,956,945      3,263,113
                                          ---------      ---------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
   2,000,000 shares authorized; shares
   issued and outstanding 825,649 in
   1996 and 1995                       $    825,649     $  825,649
  Additional paid-in capital                459,671        459,671
  Retained earnings                       3,375,656      3,297,071
                                          ---------      ---------
                                          4,660,976      4,582,391
                                          ---------      ---------
                                       $  9,617,921     $7,845,504
                                          =========      =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                    MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
                Years Ended December 31, 1996, 1995, and 1994

                                 1996         1995          1994
                              ----------   ---------     ---------
Net sales                    $11,372,471  $9,083,419    $9,288,807

Cost of goods sold (Note 13)   8,625,822   6,433,361     6,755,710
                              ----------   ---------     ---------
         Gross profit          2,746,649   2,650,058     2,533,097

Selling, general and
  administrative expenses      2,423,006   2,107,624     2,056,209
                              ----------   ---------     ---------
         Operating income        323,643     542,434       476,888

Post-retirements benefits
  expense (Note 5)               101,877     127,010       114,749

Non-operating income, net
  (Note 11)                       68,365     192,085       192,845
                              ----------   ---------     ---------
  Income before income taxes     290,131     607,509       554,984

Federal and state income tax
  expense (Note 7)               112,468     228,685       246,780
                              ----------   ---------     ---------
            Net income       $   177,663  $  378,824    $  308,204
                              ==========   =========     =========

Earnings per share           $       .22  $      .46     $     .38
                              ==========   =========      ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                     MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1996, 1995, and 1994

                          Common   Additional   Total       Total
                          Stock      Paid-in   Retained  Stockholders
                         ($1 Par)    Capital   Earnings     Equity
                         --------- ---------- ---------- -----------
Balance, Dec. 31, 1993   $813,655  $440,440  $2,806,871  $4,060,966

  Net income                  -         -       308,204     308,204
  Dividends paid
  ($.12 per share)            -         -      ( 98,135)   ( 98,135)
  Other                  (      6) (     19)         25         -
                          -------   -------   ---------   ---------
Balance, Dec. 31, 1994    813,649   440,421   3,016,965   4,271,035

  Net income                  -         -       378,824     378,824

  Dividends paid
  ($.12 per share)            -         -      ( 98,718)   ( 98,718)

  Issuance of 12,000
  shares of
  common stock             12,000    19,250         -        31,250
                          -------   -------   ---------   ---------
Balance, Dec. 31, 1995    825,649   459,671   3,297,071   4,582,391

  Net income                   -         -      177,663     177,663

  Dividends paid
  ($.12 per share)             -         -      (99,078)    (99,078)
                          -------   -------   ---------   ---------
Balance, Dec. 31, 1996   $825,646  $459,671  $3,375,656  $4,660,976
                          =======   =======   =========   =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ended December 31, 1996, 1995, and 1994

                                   1996         1995        1994
                                ---------    ---------   ---------
OPERATING ACTIVITIES
  Net income                   $  177,663   $  378,824  $  308,204
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and
      amortization                286,333      163,912     151,701
    Deferred taxes                 22,100    (   9,631)     52,408
    Loss (gain) on sale
      of equipment                    170          993   (  11,553)
    Increase in cash value of
      life insurance            (  20,787)   (  15,517)  (  22,561)
    Adjustment to post-
     retirement benefits        (  59,002)   (  47,303)  (  53,889)
    Change in certain current
     assets and liabilities:
       (Increase) decrease in:
         Trade and other
           receivables             10,938       92,295   (  71,717)
         Inventories            ( 989,580)   ( 161,811)    266,473
         Income tax receivable  (  46,123)          -           -
         Prepaid expenses           1,566        3,808   (  26,200)
       (Decrease) increase in:
         Accounts payable, trade
           and other liabilities  168,522    (  27,859)     88,818
         Accrued compensation   (  30,905)   (   2,769)     70,537
         Customer deposits        270,340    ( 125,234)     99,601
         Income taxes payable   (  60,364)      23,322      31,191
                                ---------    ---------   ---------
          Net cash provided by
           operating activities ( 269,129)     273,030     883,013
                                ---------    ---------   ---------
INVESTING ACTIVITIES
  Proceeds from sale of
    equipment                         -             -       13,900
  Purchase of property and
   equipment, net of debt
   incurred 1996 $1,554,961:
   1995 $1,311,484; 1994 $-0-   ( 379,746)   ( 201,250)  ( 140,481)
  Principal received on notes
  receivable                      820,271    1,675,875   1,324,245
  Notes receivable arising
    from sales                 (  706,246)  (1,092,480) (1,961,384)
  Decrease (increase) in
    certificates of deposit       489,000   (  389,000)    300,000
  Sale (purchase) of U.S.
    Treasury Note                     -        204,935  (  204,935)
                               ----------    ---------   ---------
   Net cash provided by (used
    in) investing activities      223,279      198,080  (  668,655)
                                ----------    ---------   ---------
FINANCING ACTIVITIES
  Proceeds from sale of
    common stock                       -        31,250          -
  Payments on long-term debt    ( 150,000)          -           -
  Cash dividends paid           (  99,078)   (  98,718)  (  98,135)
  Debt issue costs, net of debt
    incurred, 1995 $73,030            -            -           -
  Funding of reimbursement
    account                     (   7,190)   ( 145,516)        -
  Earnings on unused
    bond proceeds               (  47,350)   (  58,124)        -
                               ----------    ---------   ---------
      Net cash used in
       financing activities     ( 303,618)  ( 271,108)  (   98,135)
                               ----------    ---------   ---------
      Increase in cash and
       cash equivalents         ( 349,468)    200,002      116,223

CASH AND CASH EQUIVALENTS
  Beginning                     1,426,738   1,226,736    1,110,513
                                ---------   ---------    ---------
  Ending                       $1,077,270  $1,426,738   $1,226,736
                                =========   =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash payments for:
    Income taxes, net of
      refunds received         $  218,955  $  214,783   $  163,181
                                =========   =========    =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                   MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1996

Note 1.  Nature of Business and Significant Accounting Policies

         Nature of Business:
         ------------------
         The Company is engaged in the business of manufacturing and selling sectionalized building units of its own design. The Company also customizes a commercial line of products consisting of multi-family and diversified specialty structures. The units are sold primarily to home builders, land developers and realtors in Virginia, Maryland, West Virginia and North Carolina.

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

         Principles of Consolidation:
         ---------------------------
         The consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Mountain Resort Building Systems, Inc. All significant intercompany accounts and transactions have been eliminated.

         Cash and Cash Equivalents:
         -------------------------
         For purposes of reporting cash flows, the Company considers most highly liquid investments with an original maturity of three months or less to be cash equivalents. Certificates of deposit, regardless of maturity, are not considered cash equivalents.

         The Company maintains its cash accounts in commercial banks located in Virginia. Accounts in each bank are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. A portion of the Company's cash balance is uninsured at year end.

         Valuation of Trade Receivables:
         ------------------------------
         Trade receivables are stated at face amount with no allowance for doubtful accounts because probable uncollectible accounts are immaterial.

         Inventories:
         -----------
         Raw materials are stated at the lower of cost (determined on a first-in, first-out basis) or market. Work in progress and finished goods are stated at the lower of average cost determined on a standard cost basis) or market. Land and units held for sale are stated at the lower of cost (determined on a specific property basis) or market.

         Depreciation:
         ------------
         Depreciation is provided principally on the straight-line method over the estimated useful lives of the depreciable assets for financial reporting purposes. Statutory methods and lives are used for income tax purposes.

         Income Taxes:
         ------------
         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences from current recognition of deferred compensation for financial reporting purposes and deferred recognition for income tax purposes. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         Recognition of Income:
         ---------------------
         Revenue is recognized for cash-in-advance sales when production of the unit is complete. Revenue is recognized for sales on account when the unit is delivered.

         Estimates:
         ---------
         Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported revenues and expenses.

         Earnings Per Share:
         ------------------
         Primary and fully diluted earnings per common share are based on the weighted average number of shares of common stock outstanding and common stock equivalents of dilutive stock options. The weighted average number of actual shares outstanding was 825,649, 821,649 and 813,652 for 1996, 1995 and 1994, respectively.

         Reclassification:
         ----------------
         For comparability, the amounts presented for 1995 and 1994 have been reclassified, where appropriate, to conform to the presentation used for 1996.

Note 2.  Inventories

         The components of inventories are as follows:

                                          1996            1995
                                      -----------     -----------
            Raw materials            $  1,054,192    $    556,194
            Work-in-process               262,091          46,421
            Finished goods                765,236         372,584
            Land and units held
              for sale                    276,827         393,567
                                      -----------     -----------
                                     $  2,358,346    $  1,368,766
                                      ===========     ===========

         Total general and administrative costs incurred and the portion of those costs remaining in inventory are as follows:

                                1996         1995         1994
                              --------     --------     --------
         General and ad-
         ministrative costs:
           Incurred          $ 865,408    $ 740,046    $ 715,350
                              ========     ========     ========
           Remaining in
            inventory        $  49,853    $  22,432    $  22,251
                              ========     ========     ========
Note 3.  Notes Receivable

         Notes receivable consist of the following:

                                                    1996        1995
                                                  --------    --------
        Various mortgage notes receivable,
        interest ranging from 8% to 10%,
        payable in various monthly install-
        ments and balloon payments due at
        various dates through August 1999.
        Secured by deeds of trust on
        certain real estate.                    $  169,990  $  134,888

        Credit line deed of trust notes
        receivable, interest ranging from
        0% to 10.5%, payable at various
        dates through 1996.  Secured by
        deeds of trust on certain real estate.     782,329     921,314

        Other Notes                                 14,808      19,325

        Note receivable from the President, pay-
        able in annual principal installments of
        $5,625 plus interest at 5.03%, secured
        by common stock of the Company.             22,500      28,125
                                                 ---------   ---------
                                                   989,957   1,103,652
                Less current portion               796,721     882,234
                                                 ---------   ---------
                                                $  192,906  $  221,418
                                                 =========   =========
Note 4.  Property and Equipment

         Major classes of property and equipment are as follows:

                                               1996         1995
                                             ---------     --------
            Land and improvements          $  773,539   $  275,590
            Buildings                       2,940,628    1,076,311
            Manufacturing equipment         1,623,065    1,020,645
            Other furniture, fixtures
              and equipment                   432,515      349,592
                                            ---------    ---------
                                            5,769,747    2,722,138
           Less accumulated depreciation   $2,085,797   $1,802,732
                                            ---------    ---------
                                            3,683,950      919,406
           Construction in process            209,881    1,326,221
                                            ---------    ---------
                                           $3,893,831   $2,245,627
                                            =========    =========
           Maintenance and repairs expense incurred amounted to $173,605, $134,405 and $132,178 for 1996, 1995, and
           1994, respectively.

Note 5.  Post-retirement Benefits

         The Company is obligated under post-retirement benefits agreements with two former officers as follows:

                                                  1996         1995
                                                ---------   ----------
         Present value of deferred compen-
         sation benefits payable to the widow
         of O.Z. Oliver, former Treasurer and
         Chairman of the Board, at $6,311 per
         month until the earlier of her death
         or Sept. 2006, discounted at 8.50%.    $ 500,797  $  532,477

         Present value of deferred compen-
         sation benefits payable to Robert K.
         Fitts, former President and Chairman
         of the Board, at $5,560 monthly until
         his death after which the benefits
         are payable to his spouse M. K. Fitts
         until the earlier of her death or
         July 2007, discounted at 8.50%.          500,903     523,974

         Present value of estimated
         post-retirement benefits other than
         pensions discounted at 8.50%.
         Details are presented below.              145,486     149,737
                                                 ---------   ---------
                                                 1,147,186   1,206,188
                  Less current portion              66,490      75,366
                                                 ---------   ---------
                                                $1,080,696  $1,130,822
                                                 =========   =========
         The Company is obligated to pay a fixed monthly amount for health care coverage to the above payees. The Company is also obligated to pay up to $10,000 annually in premiums for a life insurance policy assigned to the former President.

         The Company accounts for these obligations in a manner similar to that described in Statement of Financial Accounting Standards
         No. 106, "Employer's Accounting for Post-retirement Benefits Other than Pensions" under which such costs are recognized as incurred rather than when paid. The statement is not required to be applied to benefits payable to selected employees under terms of individual contracts. However, it is management's opinion that adoption of the standard is preferable for financial reporting purposes.

Note 6.  Long-Term Debt

         On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar Bank holds a first lien and security interest on the new facility. The bonds are payable in equal annual principal amounts of $150,000 through 2015. The interest rate was 4.1 and 4.95 percent at December 31, 1996 and 1995, respectively.

         The Company has entered an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,750. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the reimbursement account equal to 55 days of interest at 15.0 percent on the bonds. The Reimbursement Account balance was as follows:
                                                 1996         1995
                                                 ----         ----
           Required prepaid interest deposit  $ 67,811    $  67,811
           Unused monthly principal deposits    75,000       75,000
           Earnings                              9,895        2,705
                                              --------     --------
                                              $152,706    $ 145,516
                                              ========     ========

         The Company's policy is to reflect the balance of the reimbursement account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

         As of December 31, 1996, $2,939,755 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn less cumulative payments of $150,000. Any unused proceeds will be used for early retirement of bonds.

         Amounts earned on bond proceeds prior to their being drawn from the trustee are to be applied to principal reduction in the future. These earnings amounted to $105,474 and $58,124 at December 31, 1996 and 1995, respectively.

         Debt issue costs will be amortized over the term of the debt.

         Estimated aggregate maturities of principle on long-term debt obligations are $150,000 annually through 2015.

Note 7.  Income Taxes

         The provision for income taxes consists of the following components:

                         1996                       1995
              --------------------------- -------------------------
              Federal    State   Total   Federal    State   Total
              --------- -------- -------- -------- -------- -------
Current tax
expense       $ 65,951 $ 24,417 $ 90,368 $194,664 $ 43,652 $238,316

Deferred tax
expense
(benefit)       16,858    5,242   22,100  (12,973)   3,342 ( 9,631)
               -------  -------- -------  -------- ------- --------
              $ 82,809 $ 29,659 $112,468 $181,691 $ 46,994 $228,685
              ========  ======= ======== ======== ======== ========

                         1994
             ---------------------------
              Federal    State   Total
             ---------  ------- --------
Current tax
Expense       $156,446 $ 37,926 $194,372
Deferred tax
expense
(benefit)       48,598    3,810   52,408
             ---------  ------- --------
              $205,044 $ 41,736 $246,780
             ========= ======== ========
         Deferred tax expense (benefit) results from temporary difference in the recognition of revenue and expense for tax and financial reporting purposes. The sources of the differences and the tax effect of each are as follows:

                                      1996       1995      1994
                                    --------  --------  ---------
     Differing cost basis of
       property and equipment
       for tax and financial
       reporting purposes          $   8,067  $(24,248) $  34,884

     Amounts expensed when
       incurred, deducted when paid:
       Deferred Compensation          21,959    18,285     17,970
       Warranty & accrued vacation  (  4,658) (  1,437)  (  2,114)
       Contributions                ( 11,020)       -          -
       Other, net                      7,752  (  2,231)     1,668
                                    --------   -------   --------
                                   $  22,100  $( 9,631) $  52,408
                                    ========   =======   ========

         Total tax provisions differ from amounts computed by applying the statutory Federal income tax rate to income before income taxes for the following reasons:

                         1996             1995             1994
                   ---------------  ---------------  --------------
                           Percent          Percent          Percent
                             of               of               of
                           Pretax           Pretax           Pretax
                   Amount  Income   Amount  Income   Amount  Income
                  -------- ------  -------- ------  -------- ------
Income tax expense
 at statutory
 federal rate     $ 98,645  34.0%  $206,553  34.0%  $188,695  34.0%
Increase in income
taxes from:
 State income taxes,
 net of federal
 tax effect         11,605   4.0%    24,300   4.0%    22,199   4.0%
 Other, net          2,218   1.0%   ( 2,168) (0.4%)   35,886   6.5%
                   --------  -----  --------  -----  --------  ----
                  $112,468  39.0%  $228,685  37.6%  $246,780  44.5%
                  ========  =====  ========  =====  ========  =====

Note 8.  Fair Value of Financial Instruments

         The methods used to estimate the fair value of each material class of financial instruments are as follows:

         Cash, Short-term Investments, Trade Receivables and Payables:
         ------------------------------------------------------------
         The carrying amount is a reasonable estimate of the fair value because of the short maturity of these instruments.

         Notes Receivable:
         ----------------
         Fair values are estimated by discounting the future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities. At December 31, 1996 and 1995, carrying values approximate fair values.

         Debt:
         ----
         The interest rate on the long-term debt is reset weekly to reflect current market rates. Consequently, the carrying value of debt approximates fair value.

Note 9.  Stock Option Plan

         The Company previously had 150,000 shares of common stock reserved for issuance to key employees under an incentive stock option plan, which terminated February 24, 1993. Options were granted at prices equal to the fair market value on the dates of grant except for 10 percent stockholders for which the price was not less than 110 percent of fair market value. Options are exercisable in cumulative installments over a 5-year period commencing at the date of grant and expiring at the end of the fifth year. The only activity in the plan for 1994 through 1996 was the exercise of 12,000 options at $3.125 per share in 1995. All other options granted were previously exercised or expired unexercised.

Note 10. Profit Sharing Plan and Trust

         The Company has a contributory profit-sharing plan complying under
         Section 401(k) and certain other provisions of the Internal Revenue Code. The plan covers a majority of all employees meeting minimum eligibility requirements. Participants may elect to have before-tax (salary reduction) contributions to be made to the plan on their behalf. The Company matches such before-tax contributions in the proportion determined by the Board of Directors at its discretion on an annual basis. Additionally, the Company may at the Board's discretion make an additional contribution based on the Company's pre-tax earnings. The Company's total contributions to the plan were $40,142, $53,010, and $52,401 for 1996, 1995 and 1994, respectively.

Note 11. Non-operating Income

         Non-operating income is composed of the following:

                                  1996        1995        1994
                                --------    --------    --------
   Interest income             $ 130,119   $ 175,971   $ 159,586
   Interest expense, net of
     earnings on debt proceeds (  64,603)    ( 4,867)    (   445)
   Rental and other income         3,205      22,091      22,250
   Other, net                  (     356)    ( 1,110)     11,454
                                --------    --------    --------
                               $  68,365   $ 192,085   $ 192,845
                                ========    ========    ========

Note 12. Commitments and Contingencies

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

         Death Benefit:
         -------------
         The Company is obligated to provide a death benefit to the estate of the Vice President in the amount of $35,000. The Company has recognized a liability in the amount of $15,480, the estimated present value of this obligation discounted at 8.50 percent. The Company is carrying a term life insurance policy in the amount of $35,000, the purpose of which is to fund the death benefit.

         Sales and Service Tax Audit:
         ---------------------------
         The Company is undergoing an audit of its West Virginia sales and service tax returns. The West Virginia Department of Revenue has assessed the Company an additional tax of $117,999 and related interest. The Company's attorneys have filed a Petition for Reassessment with the State. In the opinion of the Company's legal counsel, the Company's chances of success on the current assessments are favorable.

Note 13. Related Party Transactions

         In the normal course of business, the Company makes purchases from a supplier owned by a director of the Company. Purchases from this supplier totaled $662,539, $462,654 and $484,701 for 1996, 1995 and
         1994, respectively.

         The Company has notes receivable from various shareholders (Note 3) and is obligated under deferred compensation agreements to two former employees (Note 5).

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
          -----------------------------------------------------------
     None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------------------

          The Company's Board of Directors is composed of the following six members.

                 Name                    Age        Director Since
                ------                  -----      ----------------
       Edwin J. Campbell  . . . . . . . . 67             1978
       Dale H. Powell   . . . . . . . . . 63             1980
       W. Curtis Carter   . . . . . . . . 78             1991
       J. Dillard Powell  . . . . . . . . 63             1991
       Bobbie L. Oliver . . . . . . . . . 64             1994
       Mary L. Fitts  . . . . . . . . . . 57             1994


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

     BOBBIE L. OLIVER is the wife of the late O. Z. Oliver, Co-founder and former Board Chairman of Mod-U-Kraf Homes, Inc. She is the largest shareholder of the Company and is managing real estate and rental properties in Southwest Virginia. She is the Sister-In-Law of Dale H. Powell and the Sister of Mary L. Fitts.

     MARY L. FITTS, Real Estate Investor, has been owner and operator of an apartment complex since 1983. She is the wife of Robert K. Fitts, co-founder of the Company. She is the Sister-In-Law of Dale H. Powell and the Sister of Bobbie L. Oliver.

                   SECTION 16(A) BENEFICIAL OWNERSHIP
                           REPORTING COMPLIANCE

     The Company's directors, executive officers and owners of more than 10% Company's shares are required under the Securities Exchange Act of 1934 to file report of ownership and changes in ownership with the Securities Exchange Commission. Copies of these reports must also be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required; the Company believes that during 1996, all filing requirements applicable to its officers, directors and 10% shareholders were met.

Item 10.   Executive Compensation.
           ----------------------

    The following table presents information relating to total compensation of the Chief Executive Officer of the Company during the periods indicated.

                        SUMMARY COMPENSATION TABLE

               Annual Compensation
                                                           All
     Name and                        (1)                  Other (2)
Principal Position    Year       Salary       Bonus    Compensation

Dale H. Powell        1996      $75,000      $20,322      $15,278
 President and
Chairman of the       1995      $75,000      $18,542      $16,221
Board
                      1994      $75,000      $11,507      $15,956

(1) Bonus is calculated on the prior years' earnings in accordance with Mr. Powell's employment agreement.

(2) Consists of $13,207 of premiums paid by the Company on a "split-dollar" insurance policy for 1995, 1994 and 1993, and $2,071, $3,014 and $2,749
     of Company contributions to Mr. Powell's profit-sharing plan account for 1996, 1995 and 1994 respectively.

Employment Agreement

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

                               Amount and Nature
     Name of Beneficial         of Beneficial             Percent
         Owner                    Ownership                Owned
    ------------------        ---------------------       -------
    Edwin J. Campbell               42,092(1)               5.10%
    Dale H. Powell                  68,800                  8.33
    W. Curtis Carter                36,720                  4.45
    J. Dillard Powell                3,793                   .46
    Bobbie L. Oliver               173,406                 21.00
    Mary L. Fitts                   66,000(2)               7.99
    All officers and directors
      as a group(8 persons)        391,111                 47.37

    Robert K. Fitts                 78,547(3)               9.51
      P. O. Box 82        Boones Mill, VA  24065

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


Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

    Pursuant to a settlement agreement between the Company and the Estate of
O. Z. Oliver, deferred compensation benefits of $75,726 were paid to Mr. Oliver's widow, Bobbie L. Oliver, during 1996. In addition, $3,010 was paid in 1996 to Mrs. Oliver for health insurance premiums. Mrs. Oliver, a director, is a Sister In Law to Dale H. Powell, President and Chairman of the Board of the Company and a Sister to Mary L. Fitts.

   Pursuant to a settlement agreement between the Company and Robert K. Fitts, deferred compensation benefits of $66,724 and a sum of $10,000 in premiums for life insurance policies assigned to Mr. Fitts were paid to Mr. Fitts in 1996. In addition, $6,150 was be paid in 1996 to Mr. Fitts for health insurance premiums for Mr. Fitts and Mary L. Fitts, his spouse. Mr. Fitts' spouse, Mary L. Fitts, a director, is a Sister of Bobbie L. Oliver and a Sister-In-Law to Dale H. Powell, President and Chairman of the Board of the Company.

     In the normal course of business, the Company makes purchases from a supplier owned by a director of the Company, J. Dillard Powell. The supplier was acquired by Mr. Powell in 1989. Prior to that time, the supplier had been a long time vendor of the Company. Purchases from this supplier totaled $662,539 for 1996.

Item 13.  Exhibits, Lists And Reports on Form 8-K.
(a)  The following documents are filed as part of this report:

(3)  Exhibits:
     3.1(a) Articles of Incorporation (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference)

     3.1(b) Amendment to Articles of Incorporation dated November 2, 1989 (filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference)

     3.2(a) By-Laws (filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference)

     3.2(b) Amendment to By-Laws dated January 19, 1994 (filed as an exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 and incorporated herein by reference)

     3.2(c)    Amendment to By-Laws dated February 8, 1995

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

(b)  Reports on Form 8-K   -   None.

                             SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MOD-U-KRAF HOMES, INC.
                              (Registrant)

March 26, 1997                By s/Dale H. Powell
                              -------------------------
                              Dale H. Powell, President and
                                 Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 26, 1997                s/Dale H. Powell
                              -------------------------
                              Dale H. Powell, President and
                                    Chairman of the Board (Principal
                                         Executive officer)

March 26, 1997                s/Edwin J. Campbell
                              -------------------------
                              Edwin J. Campbell, Vice President,
                                    Corporate Secretary and Director

March 26, 1997                s/Jeffrey L. Boudreaux
                              -------------------------
                              Jeffrey L. Boudreaux, Controller
                                    (Principal Financial and Accounting
                                         Officer)

March 26, 1997                s/W. Curtis Carter
                              -------------------------
                              W. Curtis Carter, Director

March 26, 1997                s/J. Dillard Powell
                              -------------------------
                              J. Dillard Powell, Director

March 26, 1997                s/Bobbie L. Oliver
                              -------------------------
                              Bobbie L. Oliver, Director

March 26, 1997                s/Mary L. Fitts
                              -------------------------
                              Mary L. Fitts, Director