Form 10QSB
period 1997-03-31
MOD U KRAF HOMES INC
filed 1997-05-09
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended       MARCH 31, 1997
                                    ------------------------

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
                                                             ----------

                         MOD-U-KRAF HOMES, INC.

                                 INDEX


                     PART I - FINANCIAL INFORMATION

    Balance Sheets                                        2

    Statements of Income                                  3

    Statements of Cash Flows                              4

    Management's Discussion and Analysis                  5

    Notes to Financial Information                        6

                      PART II - OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of
                  Security Holders                        7

                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        March 31, 1997 and 1996

          ASSETS                                  1997       1996
                                              ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                   $  270,851  $1,078,033
  Certificates of deposit                        200,000     693,986
  Receivables                                     74,698      31,042
  Inventories (Note 2)                         3,096,886   1,574,148
  Notes receivable, current portion (Note 3)     926,442     888,451
  Prepaid expenses                                70,585      58,398
  Deferred income taxes, current portion          45,909      66,969
                                              ----------  ----------
    Total current assets                       4,685,371   4,391,027

LONG-TERM NOTES RECEIVABLE (Note 3)              191,338     163,432

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1997 $2,168,963; 1996 $1,848,511. (Note 4)   3,986,965   2,858,205

OTHER ASSETS
  Deferred income taxes                          443,287     448,656
  Cash surrender value of life insurance         117,741      97,032
  Reimbursement Account (Note 7)                 192,219     183,016
  Earnings on unused Bond proceeds               107,395      82,891
  Bond Issue Costs (Note 7)                       72,320      75,150
                                              ----------  ----------
                                              $9,796,636  $8,299,409
                                              ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of post-retirement (Note 6)     68,411      76,521
  Current maturities of long-term debt(Note 7)   150,000     150,000
  Accounts payable and other liabilities         911,097     421,012
  Accrued compensation                           260,034     163,654
  Customer deposits                              142,890      72,882
  Income taxes payable                           (50,528)    (49,416)
                                              ----------  ----------
          Total current liabilities            1,481,904     834,653

LONG-TERM POST RETIREMENT BENEFITS (Note 6)    1,057,025   1,114,735
LONG-TERM DEBT (Note 7)                        2,639,755   1,873,646
                                              ----------  ----------
          Total liabilities                    5,178,684   3,823,034
                                              ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1997 825,649, 1996 825,649       825,649     825,649
  Additional Paid in Capital                     459,671     459,671
  Retained earnings                            3,332,632   3,191,055
                                              ----------  ----------
                                               4,617,952   4,476,375
                                              ----------  ----------
                                              $9,796,636  $8,299,409
                                              ==========  ==========
Accompanying notes are an important part of these financial statements.

                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Quarters Ended March 31, 1997 and March 31, 1996


                                                 1997        1996
                                              ----------  ----------
Net Sales                                     $3,193,098  $1,585,773
  Cost of Sales                                2,570,577   1,292,454
                                              ----------  ----------
                                                 622,521     293,319
Selling, General and Administrative Expenses     624,782     428,132
                                              ----------  ----------
  Income/<Loss> from Operations                   (2,261)   (134,813)

Deferred Compensation Expense                     21,183      22,356
Post Retirement Benefits Expense                  (2,571)      3,987

Non-operating Income/<Expenses>                   (3,956)     30,963
                                              ----------  ----------

  Income/<Loss> Before Income Taxes              (24,829)   (130,193)

Federal and State Income Taxes                    (3,518)    (41,561)
Deferred Income Tax Adjustment                    (3,057)     (7,386)
                                              ----------  ----------
  Income Taxes                                    (6,575)    (48,947)
                                              ----------  -----------

    Net Income / <Loss>                          (18,254)    (81,246)
                                              ==========  ==========

Earnings per share:
            Net Income / <Loss>                    (0.02)      (0.10)
                                              ==========  ==========

Depreciation Included in Above Cost              100,372      45,779
                                              ==========  ==========

Accompanying notes are an important part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Quarters Ended March 31, 1997 and 1996

                                                 1997        1996
OPERATING ACTIVITIES                          ----------  ----------
  Net Income/<Loss>                           $  (18,254) $  (81,246)
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                100,372      45,776
    Deferred income taxes                         (3,507)     (7,386)
    Loss (gain) on sale of equipment              (1,416)          0
    Increase in cash value of life insurance      (1,514)     (1,592)
    Adjustments to post retirement benefits      (21,750)    (14,931)
  <Increase> decrease in:
    Trade receivables                            (21,771)     89,184
    Inventories                                 (738,540)   (205,381)
    Prepaid Expenses                              (4,645)      9,107
  <Decrease> increase in:
    Accounts payable and other Liabilities       387,001      82,255
    Accrued compensation                          57,780     (86,321)
    Customer deposits                           (150,765)     49,568
    Income taxes payable                          (4,405)   (109,780)
                                              ----------  ----------
  Net cash provided by (used in)
      operations                                (421,414)   (230,747)
                                              ----------  ----------
INVESTING ACTIVITIES
  Proceeds from sale of equipment                 (2,012)          0
  Purchase of property & equipment net of
     debt incurred 1997 $0 ;1996 $641,784.      (196,835)    (41,342)
  <Increase> decrease in notes receivable
     arising from sales                         (128,153)     (4,590)
  <Increase> decrease in certificates
     of deposit                                        0      (4,986)
                                              ----------  ----------
  Net cash provided by (used in)
     investing activities                       (327,000)    (50,918)
                                              ----------  ----------
FINANCING ACTIVITIES
  Cash dividends paid                            (18,254)    (24,769)
  Debt issue costs, net of debt incurred
    1997 $0 : 1996 $2,120.                           990      19,996
  Funding of reimbursement account               (39,512)    (37,500)
  Earnings on unused bond proceeds                (1,992)    (24,767)
                                              ----------  ----------
  Net cash provided by (used in)
     financing activities                        (58,768)    (67,040)
                                              ----------  ----------
    Net increase (decrease) in cash             (807,182)   (348,705)
CASH
  Beginning                                    1,078,033   1,426,738
                                              ----------  ----------
  Ending                                      $  270,851  $1,078,033
                                              ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                  $   27,074  $        0
    Income taxes                              $        0  $   67,619

Accompanying notes are an important part of these financial statements.

                        MOD-U-KRAF HOMES, INC

                  Management's Discussion and Analysis
                    of the First Quarter Statements


    Net sales for the first quarter of 1997 were $3,193,098 as compared to $1,585,773 for the first quarter of 1996, a 101.36% increase. Due to the extremely wet winter, the Company ended the quarter with 39 units in inventory; a retail value of $1,700,000. Our builders could not complete foundations or find enough dry days to set their homes; a typical first quarter for our industry.
    Cost of Sales was 80.50% of net sales for the first quarter of 1997 and 81.50% for the first quarter of 1996. Gross profit was 19.50% for the first quarter of 1997 and 18.50% for the first quarter of 1996.
    Selling, General and Administrative expenses was 19.57% of net sales for the first quarter of 1997 and 27.00% for the first quarter of 1996.
     We had a net loss for the first quarter 1997 of $18,254 compared to a net loss of $81,246 for the first quarter of 1996. This is <$0.02> per share for the first quarter of 1997 and <$0.10> per share for the same period in 1996.
     With our busiest season just starting, and having eliminated most of the "bugs" in our new facility, we should see good growth in our revenues and profits for the second quarter and the remaining year. We have been able to keep our operating margins in line with last year in our new facility. Second quarter results should give us a better picture of the potential of our new facility. Since bringing our new facility on line, there have been no material changes in liquidity and capital resources.

                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair
    statement of the results for the quarter ended March 31, 1997.   The
    results for the quarter ended March 31, 1997 are not necessarily in-dicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenues during the balance of the year.

    Both primary & fully diluted net income per common share are based on the weighted average number of shares of common stock outstanding during each year and common stock equivalents of dilutive stock options.

2.  Inventories
    The components of inventories are as follows       1997         1996
                                                       ----         ----
    Raw Materials                                   1,143,319      654,547
    Work-In-Progress                                  337,932       74,693
    Finished Goods                                  1,336,558      471,411
    Land and Units held for sale                      279,077      373,497
                                                  -----------  -----------
                                                    3,096,886    1,574,148
                                                  ===========  ===========
3.  Notes Receivable                                   1997         1996
                                                       ----         ----
    Various mortgage notes receivable secured by
     deeds of trust                                   168,544      132,741
    Various construction loans(all current)           911,928      872,392
    Demand note receivable with interest payable
     quarterly at 9%, unsecured                        10,175       12,275
    Life insurance note receivable from an
     officer of the Company(non-interest bearing)       4,633        6,350
    Note receivable from the President, payable
     in annual principal installments of$5,625
     interest at 5.03%                                 22,500       28,125
                                                  -----------  -----------
                                                    1,117,780    1,051,883
        Less current portion                          926,442      888,451
                                                  -----------  -----------
                                                      191,338      163,432
                                                  ===========  ===========
4.  Property and Equipment                             1997         1996
                                                       ----         ----
    Land and improvements                             773,539      275,590
    Buildings                                       2,942,338    1,076,311
    Manufacturing equipment                         1,919,371    1,035,503
    Other furniture, fixtures and equipment           520,680      376,075
                                                  -----------  -----------
                                                    6,155,928    2,763,479
        Less accumulated depreciation              (2,168,963)  (1,848,511)
    Construction in progress                                0    1,943,237
                                                  -----------  -----------
                                                    3,986,965    2,858,205
                                                  ===========  ===========

5.  Deferred Compensation, Related Parties             1997         1996
                                                       ----         ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1995 and 1994.                                    492,448      524,807

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1995 and 1994.                        494,823      518,388

    Present value of estimated post-retirement
    benefits other than pensions discounted at
    8.50%                                             138,165      148,061
                                                  -----------  -----------
                                                    1,125,436    1,191,256
        Less Current Maturities                        68,411       76,521
                                                  -----------  -----------
                                                    1,057,025    1,114,735
                                                  ===========  ===========

6.  Long-Term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in annual principal amounts of $150,000 through 2015. The interest rate was 3.50% at March 31, 1997.

    The Company has entered an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the reimbursement account equal to 55 days of interest at 15.0% on the bonds. As of March 31, 1997, the Reimbursement Account balance was as follows:

         Required prepaid interest deposit      $ 67,810
         Unused monthly principal deposits       112,500
         Earnings                                 11,909
                                             -----------
                                                $192,219

    The Company's policy is to reflect the balance of the reimbursement account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of March 31, 1997, $2,939,755 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn. Any unused proceeds will be used for early retirement of bonds.

    Amounts earned on bond proceeds prior to their being drawn from the trustee are to be applied to principal reduction in the future. These earnings amounted to $107,395 at March 31, 1997.

    Debt issue costs will be amortized over the life of the bonds.

7. The Board Of Directors of Mod-U-Kraf Homes, Inc. on May 7, 1997 de-clared a $.03 per share cash dividend on all shares outstanding on May 24, 1997 and to be paid on June 6, 1997.

8. The Company uses the annualized method in its computation of Federal Income Taxes.

9. Revenues are recorded when the houses are delivered for sales made on account. Cash sales paid in advance are recorded when produced.

                          MOD-U-KRAF HOMES, INC.

                            OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Mod-U-Kraf Homes, Inc.  held its annual meeting of shareholders
         on March 26, 1997   The following were elected to the Board of
         Directors: Dale H. Powell, Edwin J. Campbell, J Dillard Powell,
         W. Curtis Carter, Bobbie L. Oliver and Mary L. Fitts. Following the meeting the following were elected officers: Dale H Powell, President, Edwin J Campbell, Vice President, Jeffrey D Powell, Treasurer, and Jeffrey L Boudreaux, Controller.

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


                                      MOD-U-KRAF HOMES, INC.
                                ----------------------------------
                                          (Registrant)


Date: May 8, 1997

                                s\Dale H. Powell
                                ----------------------------------
                                           Dale H. Powell
                                President and Chairman of the Board


                                s\Jeffrey L. Boudreaux
                                ----------------------------------
                                        Jeffrey L. Boudreaux
                                             Controller