Form 10QSB
period 1997-06-30
MOD U KRAF HOMES INC
filed 1997-08-11
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended      JUNE 30, 1997
                                    ------------------------

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

                  VIRGINIA                         54-0893908
   -----------------------------------------------------------------
    (State or other jurisdiction                (IRS Employer
   of incorporation or organization)           Identification No.)

              P. O. BOX 573, ROCKY MOUNT, VIRGINIA    24151
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
                                                              ----------

                         MOD-U-KRAF HOMES, INC.

                                  INDEX



PART I - FINANCIAL INFORMATION

Balance Sheets                                        2 & 3

Statements of Income                                  4 & 5

Statements of Cash Flows                              6 & 7

Management's Discussion and Analysis                  8

Notes to Financial Information                        9

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
              Security Holders                        10

                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        June 30, 1997 and 1996

             ASSETS                                1997        1996
                                               ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $  830,009   $1,653,941
  Certificates of deposit                         200,000      498,839
  Receivables                                     165,496       41,097
  Inventories (Note 2)                          2,407,174    1,191,708
  Notes receivable, current portion (Note 3)      809,116      813,988
  Prepaid expenses                                 44,764       74,336
  Income taxes receivable                               0       90,986
  Deferred income taxes, current protion           59,215       44,375
                                               ----------   ----------
    Total current assets                        4,515,774    4,409,270

LONG-TERM NOTES RECEIVABLE (Note 3)               179,056      197,958

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation 1997 $2,268,986;
  1996 $1,893,025. (Note 4)                     4,012,256    3,555,983

OTHER ASSETS
  Deferred income taxes                           420,085      455,443
  Cash surrender value of life insurance          133,846      112,165
  Reimbursement Account (Note 7)                  232,287      224,946
  Earnings on Unused Bond Proceeds                109,413       97,180
  Bond Issue Costs (Note 7)                        71,330       75,301
                                               ----------   ----------
                                               $9,674,047   $9,128,246
                                               ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of L-T liabilities(Note 5 & 6)   219,460      220,429
  Accounts payable and other liabilities          607,165      586,494
  Accrued compensation                            192,930      136,044
  Customer deposits                               129,496       95,842
  Income taxes payable                             64,302            0
                                               ----------   ----------
          Total current liabilities             1,213,353    1,038,809

LONG-TERM DEFERRED COMPENSATION (Note 5)          910,365      974,927
POST RETIREMENT BENEFITS (Note 5)                 123,435      120,999
LONG-TERM DEBT (Note 7)                         2,639,755    2,373,582
                                               ----------   ----------
          Total liabilities                     4,886,908    4,508,317
                                               ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000 shares
  authorized: shares issued & outstanding
  1997 825,649, 1996 825,649                      825,649      825,649
  Additional Paid in Capital                      459,671      459,671
  Retained earnings                             3,501,819    3,334,609
                                               ----------   ----------
                                                4,787,139    4,619,929
                                               ----------   ----------
                                               $9,674,047   $9,128,246
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                  June 30, 1997 and December 31, 1996

          ASSETS                                   1997        1996
                                               ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $  830,009   $1,077,270
  Certificates of deposit                         200,000      200,000
  Receivables                                     165,496       52,928
  Inventories (Note 2)                          2,407,174    2,358,346
  Notes receivable, current portion (Note 3)      809,116      796,721
  Prepaid expenses                                 44,764       65,940
  Income taxes receivable                               0       46,123
  Deferred income taxes, current protion           59,215       43,255
                                               ----------   ----------
    Total current assets                        4,515,774    4,640,583

LONG-TERM NOTES RECEIVABLE (Note 3)               179,056      192,906

PROPERTY AND EQUIPMENT, at cost less
 accumulated depreciation
 1997 $2,268,986;1996 $2,085,797.(Note 4)       4,012,256    3,893,831

OTHER ASSETS
  Deferred income taxes                           420,085      442,884
  Cash surrender value of life insurance          133,846      116,227
  Reimbursement Account (Note 7)                  232,287      152,706
  Earnings on Unused Bond Proceeds                109,413      105,474
  Bond Issue Costs (Note 7)                        71,330       73,310
                                               ----------   ----------
                                               $9,674,047   $9,617,921
                                               ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities(Note 5 & 6)  219,460      216,490
  Accounts payable and other liabilities          607,165      525,228
  Accrued compensation                            192,930      201,121
  Customer deposits                               129,496      293,655
  Income taxes payable                             64,302            0
                                               ----------   ----------
          Total current liabilities             1,213,353    1,236,494

LONG-TERM DEFERRED COMPENSATION (Note 5)          910,365      942,108
POST RETIREMENT BENEFITS (Note 5)                 123,435      138,588
LONG-TERM DEBT (Note 7)                         2,639,755    2,639,755
                                               ----------   ----------
          Total liabilities                     4,886,908    4,956,945
                                               ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000 shares
  authorized: shares issued & outstanding
  1996 825,649, 1995 825,649                      825,649      825,649
  Additional Paid in Capital                      459,671      459,671
  Retained earnings                             3,501,819    3,375,656
                                               ----------   ----------
                                                4,787,139    4,660,976
                                               ----------   ----------
                                               $9,674,047   $9,617,921
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Quarters Ended June 30, 1997 and June 30, 1996


                                                  1997        1996
                                               ----------   ----------
Net Sales                                      $5,061,167   $3,434,875
  Cost of Sales                                 3,818,873    2,552,378
                                               ----------   ----------
                                                1,242,294      882,497
Selling, General and Administrative
 Expenses                                         913,883      635,119
                                               ----------   ----------
  Income/<Loss> from Operations                   328,411      247,378

Deferred Compensation Expense                      20,877       22,072
Post Retirement Benefits Expense                   (2,690)      (8,094)

Non-operating Income/<Expenses>                     1,614       32,023
                                               ----------   ----------

  Income/<Loss> Before Income Taxes               311,838      265,423

Federal and State Income Taxes                    107,985       81,016
Deferred Income Tax Adjustment                      9,896       15,807
                                               ----------   ----------
  Income Taxes                                    117,881       96,823
                                               ----------   ----------

    Net Income / <Loss>                        $  193,957   $  168,600
                                               ==========   ===========

Earnings per share:
            Net Income / <Loss>                $     0.23   $     0.20
                                               ==========   ===========

Depreciation Included in Above Cost            $  120,275   $   45,492
                                               ==========   ===========

Accompanying notes are an integral part of these financial statements.


                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Six Months Ended June 30, 1997 and June 30, 1996


                                                  1997         1996
                                               ----------   ----------
Net Sales                                      $8,254,265   $5,020,649
  Cost of Sales                                 6,389,450    3,844,968
                                               ----------   ----------
                                                1,864,815    1,175,681
Selling, General and Administrative
 Expenses                                       1,538,665    1,063,392
                                               ----------   ----------
  Income/<Loss> from Operations                   326,150      112,289

Deferred Compensation Expense                      42,060       44,429
Post Retirement Benefits Expense                   (5,261)      (4,107)

Non-operating Income/<Expenses>                    (2,342)      62,986
                                               ----------   ----------

  Income/<Loss> Before Income Taxes               287,009      134,953

Federal and State Income Taxes                    104,467       39,455
Deferred Income Tax Adjustment                      6,839        8,421
                                               ----------   ----------
  Income Taxes                                    111,306       47,876
                                               ----------   ----------

    Net Income / <Loss>                        $  175,703   $   87,077
                                               ==========   ==========

Earnings per share:
            Net Income / <Loss>                $     0.21   $     0.11
                                               ==========   ==========

Depreciation Included in Above Cost            $  220,647   $   91,271
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Quarters Ended June 30, 1997 and 1996

                                                  1997         1996
OPERATING ACTIVITIES                           ----------   ----------
  Net Income/<Loss>                            $  193,957   $  168,600
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                 120,275       45,492
    Deferred income taxes                           9,896       15,807
    Loss (gain) on sale of equipment               (6,691)        (170)
    Increase in cash value of life insurance      (16,105)     (15,133)
    Adjustments to deferred compensation           (7,440)     (13,540)
    Adjustments to post retirement benefits       (14,736)     (11,361)
  <Increase> decrease in:
    Trade receivables                             (90,798)     (10,055)
    Inventories                                   689,712      382,440
    Prepaid Expenses                               25,821      (15,938)
    Income taxes receivable                             0      (90,986)
  <Decrease> increase in:
    Accounts payable and other Liabilities       (303,932)     165,482
    Accrued compensation                          (67,104)     (27,610)
    Customer deposits                             (13,394)      22,960
    Income taxes payable                          114,830      (49,416)
                                               ----------   ----------
  Net cash provided by (used in)
      operations                                  634,291      566,572
                                               ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment        6,858          875
  Purchase of plant & equipment net of
    debt incurred 1997 $0, 1996 $499,966         (145,733)    (218,736)
  <Increase> decrease in notes receivable
   arising from sales                             129,608      140,588
  <Increase> decrease in certificates of deposit        0      195,147
                                               ----------   ----------
  Net cash provided by (used in)
     investing activities                          (9,267)     117,874
                                               ----------   ----------
FINANCING ACTIVITIES
  Cash dividends paid                             (24,769)     (24,769)
  Debt issue costs, net of debt incurred
    1997 $0, 1996 $151                                990      (33,318)
  Funding of reimbursement account                (40,069)     (37,500)
  Earnings on unused bond proceeds                 (2,018)     (12,951)
                                               ----------   ----------
  Net cash provided by (used in)
     financing activities                         (65,866)    (108,538)
                                               ----------   ----------
    Net increase (decrease) in cash               559,158      575,908
CASH
  Beginning                                       270,851    1,078,033
                                               ----------   ----------
  Ending                                       $  830,009   $1,653,941
                                               ==========   ==========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                   $   27,815   $        0
    Income taxes                               $   19,650   $  122,626

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Six Months Ended June 30, 1997 and 1996

                                                  1997         1996
OPERATING ACTIVITIES                           ----------   ----------
  Net Income/<Loss>                            $  175,703   $   87,077
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                 220,647       91,268
    Deferred income taxes                           6,389        8,421
    Loss (gain) on sale of equipment               (8,107)        (170)
    Increase in cash value of life insurance      (17,619)     (16,725)
    Adjustments to deferred compensation          (29,165)     (26,796)
    Adjustments to post retirement benefits       (14,761)     (13,037)
  <Increase> decrease in:
    Trade receivables                            (112,569)      79,129
    Inventories                                   (48,828)     177,059
    Prepaid Expenses                               21,176       (6,831)
    Income taxes receivable                             0      (90,986)
  <Decrease> increase in:
    Accounts payable and other Liabilities         83,069      247,737
    Accrued compensation                           (9,324)    (113,931)
    Customer deposits                            (164,159)      72,528
    Income taxes payable                          110,425     (159,196)
                                               ----------   ----------
  Net cash provided by (used in)
      operations                                  212,877      335,547
                                               ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment        5,813          875
  Purchase of plant & equipment net of
    debt incurred 1997 $0, 1996 $1,141,750       (337,019)    (260,078)
  <Increase> decrease in notes receivable
  arising from sales                                1,455      135,998
  <Increase> decrease in certificates of deposit        0      190,161
                                               ----------   ----------
  Net cash provided by (used in)
     investing activities                        (329,751)      66,956
                                               ----------   ----------
FINANCING ACTIVITIES
  Cash dividends paid                             (49,539)     (49,538)
  Debt issue costs, net of debt incurred
    1997 $0, 1996 $2,271                            1,980      (13,044)
  Funding of reimbursement account                (79,581)     (75,000)
  Earnings on unused bond proceeds                 (4,010)     (37,718)
                                               ----------   ----------
  Net cash provided by (used in)
     financing activities                        (131,150)    (175,300)
                                               ----------   ----------
    Net increase (decrease) in cash              (248,024)     227,203
CASH
  Beginning                                     1,078,033    1,426,738
                                               ----------   ----------
  Ending                                       $  830,009   $1,653,941
                                               ==========   ==========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                   $   53,610   $        0
    Income taxes                               $   19,650   $  190,245

Accompanying notes are an integral part of these financial statements.

                              MOD-U-KRAF HOMES, INC

                      Management's Discussion and Analysis
                        of the Second Quarter Statements

    Net sales for the second quarter of 1997 were $5,061,167 as compared to $3,434,875 for the second quarter of 1996, a 47% increase. Sales for the first six months of 1997 were $8,254,265 as compared to $5,020,649 in 1996 for an increase in sales volume of 64%.

    Cost of Sales was 75.45% of net sales for the second quarter of 1997 and 74.31% for the second quarter of 1996. For the first six months cost of sales was 77.41% for 1997 compared to 76.58% for 1996. We are experiencing unfavorable variances in our production labor and manu-facturing expense in our new production facility. We are still working to stabilize our production crews and raise our production volume to absorb the additional overhead.

    Selling, General and Administrative expenses was 18.06% of net sales for the second quarter of 1997 and 18.49% for the same quarter of 1996. They were 18.64% for the first six months of 1997 compared to 21.18% for the same period in 1996.

    The net income for the second quarter of 1997 is $193,957 compared to net income of $168,600 for the second quarter of 1996. This is $0.23 per share for the second quarter of 1997 and $.20 per share for the same period in 1996. Net income for the first six months is $175,703, $0.21 common share for 1997, compared to $87,077, $0.11 per common share, for 1996.

    There are no other significant variances.

    There have been no material changes in liquidity and capital resources for the first six months of 1997.

                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair statement of the results for the quarter ended June 30, 1997. The results for the quarter ended June 30, 1997 are not necessarily in-dicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenue during the balance of the year.

    Both primary & fully diluted net income per common share are based on the weighted average number of shares of common stock outstanding during each year and common stock equivalents of dilutive stock options.

2.  Inventories
    The components of inventories are as follows     1997         1996
                                                     ----         ----
    Raw Materials                                 1,063,900      677,495
    Work-In-Progress                                235,857       78,396
    Finished Goods                                  828,340       83,575
    Land and Units held for sale                    279,077      352,242
                                                  ---------    ---------
                                                  2,407,174    1,191,708
                                                  =========    =========

3.  Notes Receivable                                 1997         1996
                                                     ----         ----
    Various mortgage notes receivable secured by
     deeds of trust                                 165,244      172,795
    Various construction loans(all current)         794,476      800,037
    Demand note receivabe with interest payable
     quarterly at 9%, unsecured                       9,125       11,575
    Life insurance note receivable from an
     officer of the Company(non-interest bearing)     2,452        5,039
    Note receivable from the President, payable
     in annual principal installments of $5,625
      with interest at 5.03%                         16,875       22,500
                                                  ---------    ---------
                                                    988,172    1,011,946
        Less current portion                        809,116      813,988
                                                  ---------    ---------
                                                    179,056      197,958
                                                  =========    =========

4.  Property and Equipment                           1997         1996
                                                     ----         ----
    Land and improvements                           773,539      270,970
    Buildings                                     2,948,351    1,076,311
    Manufacturing equipment                       1,981,950    1,076,147
    Other furniture, fixtures and equipment         577,402      393,598
                                                  ---------    ---------
                                                  6,281,242    2,817,026
        Less accumulated depreciation            (2,268,986)  (1,893,025)
    Construction in progress                              0    2,631,982
                                                  ---------    ---------
                                                  4,012,256    3,555,983
                                                  =========    =========

5.  Deferred Compensation, Related Parties           1997         1996
                                                     ----         ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1997 and 1996.                                  483,921      516,972

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1997 and 1996.                      488,614      512,683

    Present value of estimated post-retirement
    benefits other than pensions discounted at
    8.50% in 1997 and 1996.                         130,725      136,700
                                                  ---------    ---------
                                                  1,103,260    1,166,355
        Less Current Maturities                      69,460       72,821
                                                  ---------    ---------
                                                  1,033,800    1,093,534
                                                  =========    =========

6.  Long-Term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the constructin of a manufacturing facility. The Series 1995 variable Rate Demand Indutrial Revenue Bonds are secured by the Company's irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance wiht at year end. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in annual principal amounts of $150,000 through 2015. The interest rate was 4.25% at June 30, 1997.

    The Company has entered into an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the Reimbursement Account equal to 55 days of interest at 15.0% on the bonds. As of June 30, 1997, the Reimbursement Account balance was as follows:

         Required prepaid interest deposit        $ 67,811
         Unused monthly principal deposits         150,000
         Earnings                                   14,476
                                                  --------
                                                  $232,287

    The Company's policy is to reflect the balance of the Reimbursement Account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of June 30, 1997, $2,939.755 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn. Any unused proceeds will be for early retirement of bonds.

    Amounts earned on bond proceeds prior to their being drawn from the trustee are to be applied to principal reduction in the future. these earnings amounted to $106,413 at June 30, 1997.

    Debt issue costs will be amortized over the life of the bonds.

7. The Board Of Directors of Mod-U-Kraf Homes, Inc. on August 6, 1997 declared a $.03 per share cash dividend on all shares outstanding on August 22, 1997 and to be paid on September 5, 1997.

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


                                    MOD-U-KRAF HOMES, INC.
                                    ------------------------------------
                                    (Registrant)


Date:    August 8, 1997


                                    s/Dale H. Powell
                                    ------------------------------------
                                    Dale H. Powell
                                    President and Chairman of the Board


                                    s/Jeffrey L. Boudreaux
                                    ------------------------------------
                                    Jeffrey L. Boudreaux
                                    Controller