Form 10QSB
period 1997-09-30
MOD U KRAF HOMES INC
filed 1997-11-07
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20546
                        FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    	For the quarterly period ended:   SEPTEMBER 30, 1997

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT

 	For the transition period from           ____ to _________


             Commission file number  0 - 7 0 9 3

                   MOD-U-KRAF HOMES, INC.
(Exact name of small business issuer as specified in its charter)

         VIRGINIA			                      54-0893908
(State or other jurisdiction	            (IRS Employer
of incorporation or organization)	     Identification No.)

         P. O. BOX 573, ROCKY MOUNT, VIRGINIA  24151
           (Address of principal executive offices)

                       (540) 483-0291
               (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X_ No ___

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 825,649

                      MOD-U-KRAF HOMES, INC.

                             INDEX

                PART 1 - FINANCIAL INFORMATION

        Balance Sheets		                   					2 & 3

        Statements of Income                				4 & 5

        Statements of Cash Flow	           					6 & 7

        Managements Discussion & Analysis			   	8

        Notes to Financial Information		     			9


                  PART II - OTHER INFORMATION

       Item 4.	Submission of Matters to a
               Vote of Security Holders	        10


       Signatures			                       					11

                          MOD-U-KRAF HOMES, INC.
                       Consolidated Balance Sheets
                       September 30, 1997 and 1996

          ASSETS
                                                     1997          1996
                                                     ----          ----
CURRENT ASSETS
  Cash and cash equivalents                      $1,090,705     $1,213,595
  Certificates of deposit                           100,000        393,853
  Receivables                                       226,043         72,694
  Inventories (Note 2)                            2,225,002      2,030,337
  Notes receivable, current portion (Note 3)        954,878        669,092
  Prepaid expenses                                  106,619         70,783
  Income taxes receivable                                 0        100,803
  Deferred income taxes, current protion             72,526         31,704
                                                -----------    -----------
    Total current assets                          4,775,773      4,582,861

LONG-TERM NOTES RECEIVABLE (Note 3)                 178,536        194,848

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1996 $2,392,950; 1996 $1,985,726. (Note 4)      4,057,913      3,964,164

OTHER ASSETS
  Deferred income taxes                             401,112        431,376
  Cash surrender value of life insurance            134,973        113,434
  Reimbursement Account (Note 7)                    121,024        113,633
  Earnings on Unused Bond Proceeds                  111,507        103,130
  Bond Issue Costs (Note 7)                          70,340         74,300
                                                -----------    -----------
                                                 $9,851,178     $9,577,746
                                                ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities
    (Note 5 and 6)                                  220,947        212,705
  Accounts payable and other liabilities            850,005        699,600
  Accrued compensation                              281,788        230,121
  Customer deposits                                 147,728        145,003
  Income taxes payable                               53,881              0
                                                -----------    -----------
          Total current liabilities               1,554,349      1,287,429

LONG-TERM DEFERRED COMPENSATION (Note 5)            893,981        959,874
POST RETIREMENT BENEFITS (Note 5)                   121,514        140,367
LONG-TERM DEBT (Note 7)                           2,489,755      2,680,824
                                                -----------    -----------
          Total liabilities                       5,059,599      5,068,494
                                                -----------    -----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1997 825,649, 1996 825,649          825,649        825,649
  Additional Paid in Capital                        459,671        459,671
  Retained earnings                               3,506,259      3,223,932
                                                -----------    -----------
                                                  4,791,579      4,509,252
                                                -----------    -----------
                                                 $9,851,178     $9,577,746
                                                ===========    ===========

Accompanying notes are an integral part of these financial statements.

                          MOD-U-KRAF HOMES, INC.
                       Consolidated Balance Sheets
                September 30, 1997 and December 31, 1996

ASSETS                                              1997           1996
                                                    ----           ----
CURRENT ASSETS
  Cash and cash equivalents                      $1,090,705     $1,077,270
  Certificates of deposit                           100,000        200,000
  Receivables                                       226,043         52,928
  Inventories (Note 2)                            2,225,002      2,358,346
  Notes receivable, current portion (Note 3)        954,878        796,721
  Prepaid expenses                                  106,619         65,940
  Income taxes receivable                                 0         46,123
  Deferred income taxes, current protion             72,526         43,255
                                                -----------    -----------
    Total current assets                          4,775,773      4,640,583

LONG-TERM NOTES RECEIVABLE (Note 3)                 178,536        192,906

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1997 $2,392,950; 1996 $2,085,797. (Note 4)      4,057,913      3,893,831

OTHER ASSETS
  Deferred income taxes                             401,112        442,884
  Cash surrender value of life insurance            134,973        116,227
  Reimbursement Account (Note 7)                    121,024        152,706
  Earnings on Unused Bond Proceeds                  111,507        105,474
  Bond Issue Costs (Note 7)                          70,340         73,310
                                                -----------    -----------
                                                 $9,851,178     $9,617,921
                                                ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities
    (Note 5 and 6)                                  220,947        216,490
  Accounts payable and other liabilities            850,005        525,228
  Accrued compensation                              281,788        201,121
  Customer deposits                                 147,728        293,655
  Income taxes payable                               53,881              0
                                                -----------    -----------
          Total current liabilities               1,554,349      1,236,494

LONG-TERM DEFERRED COMPENSATION (Note 5)            893,981        942,108
POST RETIREMENT BENEFITS (Note 5)                   121,514        138,588
LONG-TERM DEBT (Note 7)                           2,489,755      2,639,755
                                                -----------    -----------
          Total liabilities                       5,059,599      4,956,945
                                                -----------    -----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1997 825,649, 1996 825,649          825,649        825,649
  Additional Paid in Capital                        459,671        459,671
  Retained earnings                               3,506,259      3,375,656
                                                -----------    -----------
                                                  4,791,579      4,660,976
                                                -----------    -----------
                                                 $9,851,178     $9,617,921
                                                ===========    ===========

   Accompanying notes are an integral part of these financial statements.

                             MOD-U-KRAF HOMES, INC.
                       Consolidated Statement of Income
                    Quarters Ended September 30, 1997 and 1996

                                                    1997            1996
                                                    ----            ----
Net Sales                                        $4,071,833     $2,933,098
  Cost of Sales                                   3,206,096      2,257,980
                                                -----------    -----------
                                                    865,737        675,118
Selling, General and Administrative
   Expenses                                         807,232        649,520
                                                -----------    -----------
  Income/<Loss> from Operations                      58,505         25,598

Deferred Compensation Expense                        20,560         21,782
Post Retirement Benefits Expense                      2,765         15,171

Non-operating Income/<Expenses>                       8,897        (44,607)
                                                -----------    -----------
  Income/<Loss> Before Income Taxes                  44,077        (55,962)

Federal and State Income Taxes                        9,129         (6,792)
Deferred Income Tax Adjustment                        5,662         36,738
                                                -----------    -----------
  Income Taxes                                       14,791         29,946
                                                -----------    -----------
    Net Income / <Loss>                             $29,286       $(85,908)
                                                ===========    ===========

Earnings per share:
            Net Income / <Loss>                       $0.04         $(0.10)
                                                ===========    ===========

Depreciation Included in Above Cost                $123,963        $45,361
                                                ===========    ===========

   Accompanying notes are an integral part of these financial statements.

                            MOD-U-KRAF HOMES, INC.
                      Consolidated Statement of Income
               Nine Months Ended September 30, 1997 and 1996

                                                    1997           1996
                                                    ----           ----
Net Sales                                       $12,326,097     $7,953,746
  Cost of Sales                                   9,595,623      6,102,948
                                                -----------    -----------
                                                  2,730,474      1,850,798
Selling, General and Administrative
   Expenses                                       2,345,896      1,712,912
                                                -----------    -----------
  Income/<Loss> from Operations                     384,578        137,886

Deferred Compensation Expense                        62,619         66,211
Post Retirement Benefits Expense                     (2,496)        11,063

Non-operating Income/<Expenses>                       6,555         18,379
                                                -----------    -----------
  Income/<Loss> Before Income Taxes                 331,010         78,991

Federal and State Income Taxes                      113,597         32,663
Deferred Income Tax Adjustment                       12,501         45,159
                                                -----------    -----------
  Income Taxes                                      126,098         77,822
                                                -----------    -----------
    Net Income / <Loss>                            $204,912         $1,169
                                                ===========    ===========

Earnings per share:
            Net Income / <Loss>                       $0.25          $0.00
                                                ===========    ===========

Depreciation Included in Above Cost                $344,610       $186,632
                                                ===========    ===========

   Accompanying notes are an integral part of these financial statements.

                             MOD-U-KRAF HOMES, INC.
                      Consolidated Statement of Cash Flows
                   Quarters Ended September 30, 1997 and 1996

                                                      1997           1996
                                                      ----           ----
OPERATING ACTIVITIES
  Net Income/<Loss>                                  $29,286      ($85,908)
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                    123,887        97,443
    Deferred income taxes                              5,662        36,738
    Loss (gain) on sale of equipment                       0        (1,794)
    Increase in cash value of life insurance          (1,127)       (1,269)
    Adjustments to deferred compensation             (15,053)      (13,830)
    Adjustments to post retirement benefits           (1,765)       10,421
  <Increase> decrease in:
    Trade receivables                                (60,547)      (31,597)
    Inventories                                      182,172      (838,629)
    Prepaid Expenses                                 (61,855)        3,553
    Income taxes receivable                                0        (9,817)
  <Decrease> increase in:
    Accounts payable and other Liabilities           242,840       113,106
    Accrued compensation                              88,858        94,077
    Customer deposits                                 18,232        49,161
    Income taxes payable                             (10,421)            0
                                                  ----------    ----------
  Net cash provided by (used in) operations          540,169      (578,345)
                                                  ----------    ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment               0         1,794
  Purchase of plant & equipment net of
    debt incurred 1997 $0, 1996 $457,24             (169,621)      (48,382)
  <Increase> decrease in notes receivable
    arising from sales                              (145,242)      148,006
  <Increase> decrease in certificates
    of deposit                                       100,000       104,986
                                                  ----------    ----------
  Net cash provided by (used in)
     investing activities                           (214,863)      206,404
                                                  ----------    ----------
FINANCING ACTIVITIES
  Cash dividends paid                                (24,769)      (24,769)
  Payments on Long-term Debt                        (150,000)     (150,000)
  Debt issue costs, net of debt incurred                 990         1,001
  Funding of reimbursement account                   111,263       111,313
  Earnings on unused bond proceeds                    (2,094)       (5,950)
                                                  ----------    ----------
  Net cash provided by (used in)
     financing activities                            (64,610)      (68,405)
                                                  ----------    ----------
    Net increase (decrease) in cash                  260,696      (440,346)

CASH
  Beginning                                          830,009     1,653,941
                                                  ----------    ----------
  Ending                                          $1,090,705    $1,213,595
                                                  ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                         $25,439       $25,027
    Income taxes                                     $19,550        $3,025

   Accompanying notes are an integral part of these financial statements.

                           MOD-U-KRAF HOMES, INC.
                    Consolidated Statement of Cash Flows
                Nine Months Ended September 30, 1997 and 1996

                                                      1997          1996
                                                      ----          ----
OPERATING ACTIVITIES
  Net Income/<Loss>                                $204,912         $1,169
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                   344,611        190,676
    Deferred income taxes                            12,051         45,159
    Loss (gain) on sale of equipment                 (8,107)        (1,624)
    Increase in cash value of life insurance        (18,746)       (17,994)
    Adjustments to deferred compensation            (44,218)       (40,626)
    Adjustments to post retirement benefits         (16,526)        (2,616)
  <Increase> decrease in:
    Trade receivables                              (173,116)        47,532
    Inventories                                     133,344       (661,571)
    Prepaid Expenses                                (40,679)        (3,278)
    Income taxes receivable                               0       (100,803)
  <Decrease> increase in:
    Accounts payable and other Liabilities          325,909        360,843
    Accrued compensation                             79,534        (19,854)
    Customer deposits                              (145,927)       121,689
    Income taxes payable                            100,004        (60,364)
                                                -----------    -----------
  Net cash provided by (used in) operations         753,046       (141,662)
                                                -----------    -----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment          5,813          1,624
  Purchase of plant & equipment net of debt
    incurred 1997 $0, 1996 $1,598,992              (506,640)      (308,460)
  <Increase> decrease in notes receivable
    arising from sales                             (143,787)       183,353
  <Increase> decrease in certificates
    of deposit                                      100,000        295,147
                                                -----------    -----------
  Net cash provided by (used in)
     investing activities                          (544,614)       171,664
                                                -----------    -----------
FINANCING ACTIVITIES
  Cash dividends paid                               (74,308)       (74,308)
  Payments on Long-term Debt                       (150,000)      (150,000)
  Debt issue costs, net of debt incurred              2,970          1,270
  Funding of reimbursement account                   31,682         31,883
  Earnings on unused bond proceeds                   (6,104)       (45,006)
                                                -----------    -----------
  Net cash provided by (used in)
     financing activities                          (195,760)      (236,161)
                                                -----------    -----------
    Net increase (decrease) in cash                  12,672       (206,159)

CASH
  Beginning                                       1,078,033      1,426,738
                                                -----------    -----------
  Ending                                         $1,090,705     $1,220,579
                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                        $82,346        $25,027
    Income taxes                                    $39,200       $193,270

   Accompanying notes are an integral part of these financial statements.

                             MOD-U-KRAF HOMES, INC.
                     Management's Discussion and Analysis
                of Nine Months and Quarterly Income Statements

    Net sales for the first nine months of 1997 were $12,326,097, as compared to $7,953,746 for 1996. This represents an increase in sales volume of 54.97%. The third quarter of 1997 produced a sales volume of $4,074,833 as compared to $2,933,098 for the third quarter of 1996, and increase of 38.82%.
   Cost of sales were 77.85% of net sales for the first nine months of 1997 as compared to 76.73% for the same period in 1996. The cost of sales percent for the third quarter of 1997 were 78.74% compared to 76.98% for the third quarter of 1996.
    Selling, general and administrative expenses were 19.03% of net sales for the first nine months of 1997 compared to 21.54% of net sales for the first nine months of 1996. The third quarter of 1997 produced a percent of 19.82% as compared to 22.14% for the third quarter of 1996.
   Income from operations has shown a 178.91% increase for the first nine months and a 128.55% increase for the third quarter over 1996.
    The first nine months of 1997 showed net income of $204,912 compared to net income of $1,169 for 1996 and the third quarter of 1997 showed net income of $29,286 compared to a net loss of $85,908 for the third quarter of 1996.
    Our revenues have grown as anticipated to put Mod-U-Kraf on target for its 1997 annual projection of between $16 and $18 million. We are still adjusting the production process in our new facility to improve the unfavorable variances we are still experiencing in production labor and manufacturing expense.
     Other than the financing arrangement for our new manufacturing facility as outlined in Note 7, there are no significant changes in liquidity and capital resources.

                         MOD-U-KRAF HOMES, INC.
                     NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but reflects all adjustments, consisting only of normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the quarter ended September 30, 1997. The results for the quarter ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenues during the balance of the year.

    Both primary & fully diluted net income per common share are based on the weighted average number of shares of common stock outstanding during each year and common stock equivalents of dilutive stock options.

2.  Inventories
    The components of inventories are as follows:
                                                     1997          1996
                                                     ----          ----
    Raw Materials                                   950,935      1,147,466
    Work-In-Progress                                312,120        226,991
    Finished Goods                                  598,774        307,508
    Land and Units held for sale                    363,173        348,372
                                                -----------    -----------
                                                  2,225,002      2,030,337
                                                ===========    ===========
3.  Notes Receivable
                                                     1997           1996
                                                     ----           ----
    Various mortgage notes receivable secured by
     deeds of trust                                 165,563        171,407
    Various construction loans(all current)         940,099        654,119
    Demand note receivable with interest payable
     quarterly at 9%, unsecured                       8,425         10,875
    Life insurance note receivable from an
     officer of the Company(non-interest bearing)     2,452          5,039
    Note receivable from the President, payable
     in annual principal installments of $5,625
     with interest at 5.03%                          16,875         22,500
                                                -----------    -----------
                                                  1,133,414        863,940
         Less Current Portion                       954,878        669,092
                                                -----------    -----------
                                                    178,536        194,848
                                                ===========    ===========
4.  Property and Equipment
                                                     1997           1996
                                                     ----           ----
    Land and improvements                           773,539        756,838
    Buildings                                     2,948,351      2,998,328
    Manufacturing equipment                       2,089,843      1,799,565
    Other furniture, fixtures and equipment         639,130        395,159
                                                -----------    -----------
                                                  6,450,863      5,949,890
        Less accumulated depreciation            (2,392,950)    (1,985,726)
                                                -----------    -----------
                                                  4,057,913      3,964,164
                                                ===========    ===========
5.  Deferred Compensation, Related Parties
                                                     1997           1996
                                                     ----           ----
    Present Value of deferred compensation
    benefits payable to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50%
    in 1997 and 1996.                               475,211        508,970

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at
    $5,560 monthly until his death after which
    the benefits are payable to his spouse
    until the earlier of her death or July
    2007, discounted at 8.50% in 1997 and 1996.     482,271        506,855

    Present value of estimated post-retirement
    benefits other than pensions discounted
    at 8.50%.                                       128,960        147,121
                                                -----------    -----------
                                                  1,086,442      1,162,946
        Less Current Maturities                      70,947         62,705
                                                -----------    -----------
                                                  1,015,495      1,100,241
                                                ===========    ===========
6.  Long-term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 variable Rate Demand Industrial Revenue Bonds are secured by the Company's irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at quarter end. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in annual principal amounts of $150,000 through 2015. The interest rate was 4.10% at September 30, 1997.

    The Company has entered into an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $21,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the bonds. The Company also agreed to maintain an additional required deposit in the account equal to 55 days of interest at 15% on the bonds. As of September 30, 1997 the Reimbursement Account balance was as follows:

         Required prepaid interest deposit                  $67,810
         Unused monthly principal deposits                   37,500
         Earnings                                            15,714
                                                          ---------
                                                           $121,024

    The Company's policy is to reflect the balance of the Reimbursement Account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of Sept 30, 1997, $2,895,322 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn. Any unused proceeds will be for early retirement of bonds. The annual bond payment of $150,000 was made on July 2, 1997.

    Amounts earned on bond proceeds prior to their being drawn from the
    trustee are to be applied to principal reduction in the future.   These
    earnings  amounted to $109,413 at September 30, 1997.

    Debt issue costs will be amortized over the life of the bonds.

7. The Board Of Directors of Mod-U-Kraf Homes, Inc. on November 5, 1997 declared a $.03 per share cash dividend on all shares outstanding on November 21, 1997 and to be paid on December 5, 1997.

8. The Company uses the annualized method in its computation of Federal Income Taxes.

9. Revenues are recorded when houses are delivered for sales made on account. Cash sales paid in advance are recorded when produced.

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


                                        MOD-U-KRAF HOMES, INC.
                                        ----------------------
                                        (Registrant)


Date:  November 7, 1997


                                        s/Dale H. Powel
                                        ----------------------
                                        Dale H. Powell
                                        President and Chairman of the Board


                                        s/Jeffrey L. Boudreaux
                                        ----------------------
                                        Jeffrey L. Boudreaux
                                        Controller