Form 10KSB
period 1997-12-31
MOD U KRAF HOMES INC
filed 1998-03-30
CIK 67251

I enclose for filing the Annual Report on Form 10-KSB of Mod-U-Kraf Homes, Inc. for the year ended December 31, 1997. The financial statements included in the Annual Report do not reflect any change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices.

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

      (Mark One)
     [ X ] Annual report under Section 13 or 15(d) of the Securities
Exchange
Act of 1934 (Fee required)
     For the fiscal year ended  December 31, 1997
                               -------------------
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


	State issuer's revenues for its most recent fiscal year. $16,072,448
                                                              -----------

	State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                        $3,009,953 at March 17, 1998


                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of March 16, 1998.

               825,649 shares of Common Stock, $1 par value


	Transitional Small Business Disclosure Format: Yes [   ] No [ X ]


Item 1.    Description of Business
           -----------------------
	Mod-U-Kraf Homes, Inc. (the "Company"), was incorporated as a Virginia corporation on August 19, 1971. It is engaged in the business of manufacturing and selling custom-built sectionalized single family housing units of its own design. The Company also customizes a commercial line of products consisting of multi-family and diversified specialty structures.
	The Company's sectionalized housing units, available in 58 standard models, ranging in size from 705 square feet to 2,970 square feet for one and two family dwellings, consist of two or more virtually complete sections which are manufactured side by side on an assembly line. Various designs are available, including Victorian, Cape Cod, vacation homes, two stories and country homes.  There are over 100 options to allow for custom choices.
 Interior designs provide for great rooms, spacious kitchen-dining-living areas, ample closets, and fireplaces. Multi-family projects can contain up to 24,000 square feet and are custom designed to meet the needs of the builder and as dictated by building site conditions (including inside and outside painting and installation of kitchen cabinets and floor coverings).
 After completion, the units are loaded on specially designed transporters for delivery to the building site where they are off-loaded to a permanent foundation previously prepared by the purchaser. After the sections are off-loaded, either by crane or rollers, they are secured together by a "zip up" procedure.  The purchaser may then complete the sections by making plumbing and electrical connections, carrying out final grading and landscaping, and adding brick veneer, if desired. Prices on our products can vary depending upon the region into which they are to be shipped. The Company believes that when completely erected on a lot, landscaped and ready for occupancy, its single family homes retail from $55,000 to $250,000 or more depending on the cost of the lot.  The prices of multi-family projects can range up to $1,300,000 or more depending on the total size of the project.
	During the past several years, the Company, utilizing the manufactured section concept, has increasingly entered into a new commercial building market consisting of condominiums, town-house apartments, dental clinics, medical office buildings, churches, motels and many other commercial structures adaptable to the Company's manufacturing methods and capabilities.
	During 1997, the Company produced 347.5 units as compared to 280.5 units in 1996. Gross sales of $16,072,448 and $11,372,471 in 1997 and 1996 were comprised of 335.0 and 265.5 units sold, respectively.
	The chief raw materials used in production are lumber and lumber products, including plywood, moldings, door and window assemblies: general building materials such as roofing, insulation, wallboard, fixtures and hardware; and heating equipment and other appliances. These materials are presently available at competitive prices through several suppliers serving the area, and the Company has not experienced and does not foresee dependency upon any single source of supply for raw material. The price of lumber has been subject to significant fluctuations which may affect the Company's profit margin and the prices it charges for its products. The Company passes increased cost on to its customers by increasing sales prices from time to time.
	At March 1, 1998, the Company had a backlog of un-shipped orders for
70.0 units (representing approximately $3,125,458 in gross sales).
Comparable backlog figures at March 1, 1997 and 1996 were 58.0 units (representing approximately $2,535,317 in gross sales) and 51.5 units (representing approximately $1,956,834 in gross sales), respectively. The Company believes that approximately 80% of the orders comprising the current backlog are firm. The Company believes that 20% of the back log balance may not be treated as firm due to a variety of factors, including unavailability of financing for its customers, title defects or objections with respect to land upon which customers expect to erect their homes, and weather conditions which can affect delivery against contracts. The average delay between booking and shipment of an order is approximately 75 days.
	Company units are sold primarily in Virginia, Maryland, West Virginia and North Carolina, although some sales have been made in South Carolina, Kentucky, Ohio, Delaware, Tennessee, Pennsylvania and New Jersey. The
Company offers its products primarily to home builders, land developers and realtors, although the company has acted as "turnkey" contractor in some instances, selling several sectionalized homes directly to retail customers and, depending on the contract, either "zipping-up" the units or completing the entire home to final grade.  Orders consist primarily of from one to three homes, although larger orders are accepted if received.
 	The Company does not have long-term agreements with any customer and does not have any single customer or large group of customers upon which a material part of its business depends. Sales terms are flexible, varying from cash 15 days prior to delivery to a completely secured sale with a nominal down payment, in which the Company provides construction financing pending sale of the units and disbursement of financing by the permanent
lender.  	The Company provides permanent financing in connection with a small number of sales. (See Note 3 of Item 7, Financial Statements)
	The Company does not have any material patents, licenses, franchises or concessions, has not made any material expenditures for research and development during the past three years and does not anticipate doing so.
The Company employs approximately 31 persons on its administrative and office staff, 19 persons on its sales staff and 123 persons on its production and delivery staff. None of its employees is represented by a labor union. The Company's employment level has fluctuated, and will continue to fluctuate with the demand for code-complying manufactured housing. Production employment levels have been stable for the last two years and are expected to remain stable with the new manufacturing facility in operation.
	Competition in the housing industry is intense. The Company competes not only with local, regional and national producers of manufactured housing, including modular, panelized and mobile homes, but also with local, regional and national home builders as well. Many of these competitors have financial resources and productive facilities which far exceed those of the Company. Moreover, five manufactured housing firms have plants located in or near Rocky Mount, Virginia, and the Company must accordingly compete with these firms for labor as well as sales.
	To the extent weather conditions affect the construction or erection of houses, the business of the Company can be seasonal, with a larger portion of sales and shipments of its units occurring in the warmer months of the year, generally from May through November, than during the winter months.
	To the best of its knowledge, the Company is in compliance with all applicable regulations and does not currently foresee that material capital expenditures will be necessary to maintain such compliance or that future compliance will significantly affect the earnings or competitive position of the Company.
	The marketing direction of the Company has recently developed two thrusts. While the overall trend has been towards larger structures, the Company has developed a series of smaller, lower-cost units to enable it to compete for entry-level housing and governmental loan programs.
Improvements made in manufacturing facilities have put the Company in the position to produce both large and smaller units efficiently.

	The products of the Company are manufactured at two facilities in Rocky Mount, Virginia. See Item 2, below. The existing plant has a production capacity of 5 units per week and the new facility has a production capacity of 15 units per week.

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

	The 7 acre parcel that contains the manufacturing, storage and office buildings are separated from the 6.691 acre parcel referred to above by a rail line.
	The Company's second manufacturing facility is located on 17.983 acres in the Franklin County/Town of Rocky Mount, Virginia Industrial Park. The facility is a steel building, insulated with a standing rib roof. The
104,325 square foot building has a 32'6" eave height and has a sprinkler system throughout. There is 6,680 square feet of mezzanine for additional storage and 800 square feet of office space inside the building. The size of the building allows for storage of all materials for the construction of the units, reducing damage to inventory due to movement and weather. The entire floor area is covered by 6" of finished concrete. There are 10 large doors of which 8 are designed for "drive" through and 2 are "dock" doors for receiving materials. There are five 4 ton bridge cranes installed to assist in the "off-line" production of various components such as floor systems, walls, and roof systems. The entire building is heated by propane with an air rotation system. To allow for future expansion of the building, an additional 8,750 square feet of finished floor and grade beams have been added to the building. Three storm water run-off retention ponds are located on the property. All roof drains on the building have been "piped" to those ponds. The remainder of the finished lot is covered by a 6" compacted surface with approximately 42,000 square yards of high traffic area underlaid with a surface retention fabric. The property is fenced for security purposes.
	The Company's transportation and delivery fleet consists of ten tractor cabs and 57 trailers, all of which are owned by the Company. Four of the tractor cabs were purchased in 1996 and were placed in service during the first quarter of 1997. To plan for our increased production and more demanding state transportation regulations, the Company ordered four additional modular transporters in 1996 and placed in service in 1997.
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
          --------------------------------------------------------

	The Corporation's common stock is traded in the over-the-counter market. The number of shareholders as of March 16, 1998 was 393. The range of bid and ask quotations and dividends declared for the last two calendar years are listed below.

                              QUOTATIONS ON COMMON STOCK

	               1997                          1996
         --------------------------   ---------------------------   Dividends
              BID            ASK            BID            ASK       Declared
         ------------  ------------   -------------  ------------------------
	       High    Low    High    Low    High    Low    High    Low

         -----  -----  -----  -----   ------  -----  -----   -----
First    7      4 7/8  10     5 3/4   3 1/2    --   4 1/2 4 1/4  $0.03  $0.03
Second   7 1/2  7      10     9      4 1/8   3 1/2  4 7/8 4 1/8  $0.03  $0.03
Third    7 1/2  7 1/2  9 1/2  8 1/2   5	   4 1/8   6       4 7/8 $0.03  $0.03
Fourth   7 1/2  5 7/8  9 1/2  7 1/2   5	     --    6        --   $0.03  $0.03

Source:  Wheat, First Securities, Inc.

For the past 81 consecutive quarters a quarterly dividend of $0.03 per share of common stock has been declared. The Company presently expects to pay dividends in the future as earnings permit. The quotations herein reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.


Item 6.	Management's Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

     1997 net sales of $16,072,448 were 41.33% higher than 1996 net sales of $11,372,471. Our total units sold increased by 26.18% over last year. This increase is due to the additional production from our new facility that went into operation in August 1996.
     Gross Profit percentage declined in 1997 to 21.52% from 24.15% in 1996 and 29.17% in 1995. This is also due to the start-up of our new production facility. We have had increased manufacturing and payroll cost as we bring production up to our desired level.
	Despite the increase in production costs, selling, general and administrative expenses (SG&A) continued to improve. SG&A as a percentage of sales was 19.18% in 1997 compared to 21.30% and 23.20% for 1996 and 1995, respectively. To date we have not had any significant increases in staffing requirements or overhead expenses in the SG&A as we made the transition into our new manufacturing facility. As volume increases, we anticipate adding administrative staff as the increased workload requires.
	Interest income has decreased due to the commitment of our cash to the new plant startup.
	On December 18, 1997, management of the Company determined to temporarily suspend production at its Highway 40 facility. The suspension was required by adverse weather conditions that delayed the Company in delivering new units. As of March 30, 1998, production at that facility is expected to remain suspended until the delivery backlog is reduced. Because the Company continues production at its new facility, management does not believe that the suspension will have a material adverse effect on the Company's results of operations for 1998, although recognition of income may be delayed from quarter to quarter. Assuming that the Company is able to resume normal deliveries, revenues and profits should show a moderate increase in 1998 as we continue to realize the benefits of our increased production capacity.
There were no other significant variances.

Capital Resources and Liquidity

      Total funds generated were sufficient to meet the requirements for plant and equipment, debt retirement and dividends. By virtue of the cash and accounts receivable levels, the company feels that it has adequate liquidity for continued successful operations.
      The Company completed and put into operation our new manufacturing facility in August 1996. The cost of the 104,000 sq. ft. facility, including improvements and equipment was approximately $2,800,000 which was financed by an Industrial Development Bond Issue. The debt associated with this issue has a remaining life of 17 1/2 years and bears interest at a variable rate based on variable, tax exempt bonds. At December 31, 1997, the actual interest rate was 4.25%.
     The Company believes that the effect of inflation on the results for the periods presented is not material.


Item 7.	Financial Statements.
          ---------------------

                  MOD-U-KRAF HOMES, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL REPORT
                             December 31, 1997

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

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Mod-U-Kraf Homes, Inc. and Subsidiary
Rocky Mount, Virginia


	We have audited the accompanying consolidated balance sheets of Mod-U-Kraf Homes, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mod-U-Kraf Homes, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.




			CERTIFIED PUBLIC ACCOUNTANTS


Roanoke, Virginia
January 23, 1998

MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS
                       December 31, 1997 and 1996

            ASSETS                          1997            1996
CURRENT ASSETS
  Cash and cash equivalents            $    589,992      1,077,270
  Certificates of deposit                         -        200,000
  Trade and other receivables               145,444         52,928
  Inventories (Note 2)                    2,253,063      2,289,696
  Notes receivable(Note 3)                  661,762        796,721
  Income taxes receivable (Note 7)                -         46,123
  Prepaid expenses                           44,886         43,390
                                          ---------      ---------
            Total current assets          3,695,147      4,506,128

NOTES RECEIVABLE (Note 3)                   176,168        192,906

PROPERTY AND EQUIPMENT(Note 4)            4,022,354      3,893,831
OTHER ASSETS
  Deferred taxes (Note 7)                   464,273        486,139
  Cash surrender value of officers' life
  insurance                                 137,878        116,227
  Reimbursement account (Note 6)            160,242        152,706
  Earnings on unused bond proceeds (Note 6) 113,612        105,474
  Debt issue costs                           69,350         73,310
  Model Homes                               236,017         91,220
                                           ---------      ---------

                                         $9,075,041     $9,617,921
                                          =========      =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 6)                           $    150,000     $  150,000
  Postretirement benefits (Note 5)           71,933         66,490
  Accounts payable, trade and other
    liabilities                             366,310        525,228
  Accrued compensation                      161,512        201,121
  Customer deposits                          83,727        293,655
  Income taxes payable (Note 7)               5,847             -
                                          ---------      ---------
            Total current liabilities       839,329      1,236,494
POSTRETIREMENT BENEFITS(Note 5)           1,003,374      1,080,696
LONG-TERM DEBT (Note 6)                   2,489,755      2,639,755
COMMITMENTS AND CONTINGENCIES (Notes 6
 and 12)                                        -                -
                                          ---------      ---------
            Total liabilities             4,332,458      4,956,945
                                          ---------      ---------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
   2,000,000 shares authorized; 825,649
   shares issued and outstanding       $    825,649     $  825,649
  Additional paid-in capital                459,671        459,671
  Retained earnings                       3,457,263      3,375,656
                                          ---------      ---------
                                          4,742,583      4,660,976
                                          ---------      ---------
                                       $  9,075,041     $9,614,921
                                          =========      =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              * * *

                    MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
                Years Ended December 31, 1997, 1996, and 1995

                                 1997         1996          1995
                              ----------   ---------     ---------
Net sales                    $16,072,448 $11,372,471   $9,083,419

Cost of goods sold (Note 13)  12,613,342   8,625,822     6,433,361
                              ----------   ---------     ---------
         Gross profit          3,459,106   2,746,649     2,650,058

Selling, general and
  administrative expenses      3,082,660   2,423,006     2,107,624
                              ----------   ---------     ---------
         Operating income        376,446     323,643       542,434

Postretirements benefits
  expense (Note 5)                89,132     101,877       127,010

Non-operating income, net
  (Note 11)                          346      68,365       192,085
                              ----------   ---------     ---------

  Income before income taxes     287,663     290,131       607,509

Federal and state income tax
  expense (Note 7)               106,978     112,468       228,685
                              ----------   ---------     ---------

            Net income       $   180,685  $  177,663    $  378,824
                              ==========   =========     =========

Earnings per share           $     .22    $      .22     $     .46
                              ========     =========      ========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              * * *

                     MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1997, 1996, and 1995


                        Common   Additional   Total       Total
                        Stock      Paid-in   Retained  Stockholders
                       ($1 Par)    Capital   Earnings     Equity
                       --------- ---------- ---------- -----------
Balance, December 31,
  1994                  813,649   440,421   3,016,965   4,271,035

  Net income                -         -       378,824     378,824

  Dividends paid
  ($.12 per share)          -         -      ( 98,718)   ( 98,718)

  Issuance of 12,000
  shares of
  common stock           12,000    19,250         -        31,250
                        -------   -------   ---------   ---------
Balance, December 31,
  1995                 $825,649  $459,671  $3,297,071  $4,582,391

  Net income                 -         -      177,663     177,663

  Dividends paid
  ($.12 per share)           -         -      (99,078)    (99,078)
                        -------   -------   ---------   ---------
Balance, December 31,
  1996                 $825,649  $459,671  $3,375,656  $4,660,976


  Net income                 -         -      180,685     180,685

  Dividends paid
  ($.12 per share)           -         -      (99,078)    (99,078)
                        -------   -------   ---------   ---------
Balance, December 31
  1997                 $825,649  $459,671  $3,457,263  $4,742,583
                        =======   =======   =========   =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              * * *

                   MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ended December 31, 1997, 1996, and 1995


                                   1997         1996        1995
                                ---------    ---------   ---------
OPERATING ACTIVITIES
  Net income                   $  180,685   $  177,663  $  378,204
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    Depreciation and
      amortization                474,246      286,333     163,912
    Deferred taxes                 21,866       22,100   (   9,631)
    Loss (gain) on sale
      of equipment              (   4,706)         170         993
    Increase in cash value of
      life insurance            (  21,651)   (  20,787)  (  15,517)
    Adjustment to post-
     retirement benefits        (  71,879)   (  59,002)  (  47,303)
    Change in certain current
     assets and liabilities:
       (Increase) decrease in:
         Trade and other
           receivables          (  92,516)      10,938      92,295
         Inventories               36,633    ( 989,580)  ( 161,811)
         Income tax receivable     46,123    (  46,123)         -
         Prepaid expenses       (   1,496)       1,566       3,808
       (Decrease) increase in:
         Accounts payable,
           trade and other
           liabilities          ( 158,918)     168,522   (  28,859)
         Accrued compensation   (  39,609)   (  30,905)  (   2,769)
         Customer deposits      ( 209,928)     270,340   ( 125,234)
         Income taxes payable       5,847    (  60,364)     23,322
                                ---------    ---------   ---------
            Net cash provided
             by operating
             activities            19,880    ( 269,129)    273,030
                                ---------    ---------   ---------
INVESTING ACTIVITIES
  Proceeds from sale of
    equipment                       8,200           -          -
  Purchase of property and
   equipment, net of debt
   incurred 1996 $1,554,961:
   1995 $1,311,484; 1994 $-0-   ( 602,303)   ( 379,746)  ( 201,250)
  Principal received on notes
  receivable                      852,984      820,271   1,675,875
  Notes receivable arising
    from sales                 (  701,287)  (  706,246) (1,092,480)
  Decrease (increase) in
    certificates of deposit       200,000      489,000  (  389,000)
  Sale (purchase) of U.S.
    Treasury Note                     -             -      204,935
                               ----------    ---------   ---------
     Net cash provided by
      (used in) investing
      activities               (  242,409)     223,279     198,080
                                ----------    ---------   ---------
FINANCING ACTIVITIES
  Proceeds from sale of
    common stock                       -            -       31,250
  Payments on long-term debt    ( 150,000)   ( 150,000)         -
  Cash dividends paid           (  99,078)   (  98,078)  (  98,718)
  Funding of reimbursement
    account                     (   7,536)   (   7,190)  ( 145,516)
  Earnings on unused
    bond proceeds               (   8,138)   (  47,350)  (  58,124)
                               ----------    ---------   ---------
      Net cash used in
       financing activities     ( 264,752)  ( 303,618)  (  271,108)
                               ----------    ---------   ---------
      Increase in cash and
       cash equivalents         ( 487,278)  ( 349,468)     200,002

CASH AND CASH EQUIVALENTS
  Beginning                     1,077,270   1,426,738    1,226,736
                                ---------   ---------    ---------
  Ending                       $  589,992  $1,077,270   $1,426,738
                                =========   =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash payments for:
    Income taxes, net of
      refunds received         $   33,142  $  218,955   $  214,783
                                =========   =========    =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              * * *

                   MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997


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

         Concentrations of credit risk:
         -------------------------------
         In some cases, the Company provides short-term construction financing which is generally limited to 78 to 80 percent of the estimated fair market value of the completed property. The Company retains a security interest in the property until the contract is paid. The Company's exposure to loss on these contracts is limited to the difference between the receivable and the value of the collateral. The Company has not experienced any significant loss on the previous sales of repossessed collateral.

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

         Model Homes:
         -----------
         Model homes consist of manufactured units at cost plus site preparation and completion costs. All costs except the manufactured unit are amortized over the estimated useful life of the model, typically five years. The manufactured units are transferred to inventory and sold at the conclusion of their useful life.

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

                              * * *

         Estimates:
         ---------
         Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported revenues and expenses.

         Earnings Per Share:
         ------------------
         Primary and fully diluted earnings per common share are based on the weighted average number of shares of common stock outstanding and common stock equivalents of dilutive stock options. The weighted average number of actual shares outstanding was 825,649 for 1997 and 1996, and 821,649 for 1995.

         Advertising costs:
         -----------------
         Advertising costs, which consist primarily of newspaper and yellow page advertisements, brochures and signage are expensed as incurred

         Reclassification:
         ----------------
         For comparability, the amounts presented for 1996 and 1995 have been reclassified, where appropriate, to conform to the presentation used for 1997.

Note 2.  Inventories

         The components of inventories are as follows:

                                          1997            1996
                                      -----------     -----------
            Raw materials            $    779,048    $  1,054,192

            Work-in-process               227,072         262,091

            Finished goods                847,411         696,586

            Land and units held
              for sale                    399,532         276,827
                                      -----------     -----------
                                     $  2,253,063    $  2,289,696
                                      ===========     ===========

         Total general and administrative costs incurred and the portion of those costs remaining in inventory are as follows:
                                1997         1996         1995
                              --------     --------     --------
         General and
         administrative
         costs:
           Incurred          $ 983,821    $ 865,408    $ 740,046
                              ========     ========     ========
           Remaining in
            inventory        $  60,997    $  49,853    $  22,432
                              ========     ========     ========
Note 3.  Notes Receivable

         Notes receivable consist of the following:

                                                1997        1996
                                               --------    --------
        Various mortgage notes receivable,
        interest ranging from 8% to 10%,
        payable in various monthly install-
        ments and balloon payments due at
        various dates through August 1999.
        Secured by deeds of trust on
        certain real estate.                 $  164,172  $  169,990

        Credit line deed of trust notes
        receivable, interest ranging from
        0% to 10.5%, payable at various
        dates through 1998.  Secured by
        deeds of trust on certain real estate.  647,370     782,329

        Other Notes                               9,513      14,808

        Note receivable from the President, pay-
        able in annual principal installments of
        $5,625 plus interest at 5.03%, secured
        by common stock of the Company.          16,875      22,500
                                               ---------   ---------
                                                837,930     989,627
                Less current portion           (661,762)  ( 796,721)
                                              ---------   ---------
                                             $  176,168  $  192,906
                                             ==========  ==========

                              * * *

Note 4.  Property and Equipment

         Major classes of property and equipment are as follows:

                                               1997         1996
                                             ---------     --------
            Land and improvements          $  774,774   $  773,539
            Buildings                       2,948,351    2,940,628
            Manufacturing equipment         2,055,831    1,623,065
            Other furniture, fixtures
              and equipment                   716,198      432,515
                                            ---------    ---------
                                            6,495,154    5,769,747
           Less accumulated depreciation   $2,518,808   $2,085,797
                                            ---------    ---------
                                            3,976,346    3,683,950

           Construction in process             46,008      209,881
                                            ---------    ---------
                                           $4,022,354   $3,893,831
                                            =========    =========
           Maintenance and repairs expense incurred amounted to $219,212, $176,605 and $134,405 for 1997, 1996, and
           1995, respectively.

Note 5.  Postretirement Benefits

         The Company is obligated under postretirement benefits agreements with two former officers as follows:

                                               1997         1996
                                             ---------   ----------
         Present value of deferred
         compensation benefits payable to
         the widow of O.Z. Oliver, former
         Treasurer and Chairman of the Board,
         at $6,311 monthly until the earlier
         of her death or September 2006,
         discounted at 8.50%.                $  466,315  $  500,797

         Present value of deferred
         compensation benefits payable to
         Robert K. Fitts, former President
         and Chairman of the Board, at
         $5,560 monthly until his death
         after which the benefits are payable
         to his spouse, Mary L. Fitts until
         the earlier of her death or July
         2007, discounted at 8.50%.             475,793     500,903

         Postretirement benefits other than
         pensions. Details are presented below. 133,199     145,486
                                              ---------   ---------
                                              1,075,307   1,147,186
                  Less current portion           71,933      66,490
                                              ---------   ---------
                                             $1,003,374  $1,080,696
                                              =========   =========
         The Company is obligated to pay a fixed monthly amount for health care coverage to the above payees. The
         Company is also obligated to pay up to $10,000 annually in premiums for a life insurance policy assigned to the former President.

         The Company accounts for these obligations in a manner similar to that described in Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other than Pensions" under which such costs are recognized as incurred rather that when paid. The statement is not required to be applied to benefits payable to selected employees under terms of individual contracts. However, it is management's opinion that adoption of the standard is preferable for financial reporting purposes.

                              * * *

Note 6.  Long-term Debt

         On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar
         Bank holds a first lien and security interest on the new facility. The bonds are payable in equal annual principal amounts of $150,000 through 2015. The interest rate was 4.25,
         4.1 and 4.95 percent at December 31, 1997, 1996 and 1995,
         respectively.

         The Company has entered an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,750. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the reimbursement account equal to 55 days of interest at 15.0 percent on the bonds. The Reimbursement Account balance was follows:

                                                 1997         1996
                                                 ----         ----
           Required prepaid interest deposit  $ 67,811    $  67,811
           Unused monthly principal deposits    75,000       75,000
           Earnings                             17,431        9,895
                                              --------     --------
                                              $160,242    $ 152,706
                                              ========     ========

         The Company's policy is to reflect the balance of the reimbursement account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

         As of December 31, 1997, $2,939,755 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn less cumulative payments of $300,000. Any unused proceeds and related earnings at July 12, 1998 will be used for early retirement of bonds.

         Amounts earned on bond proceeds prior to their being drawn from the trustee are to be applied to principal reduction in the future. These earnings amounted to $113,612 and $105,474 at December 31, 1997 and 1996, respectively.

         Debt issue costs will be amortized over the term of the debt.

Note 7.  Income Taxes

         The provision for income taxes consists of the following
         components:
                                 1997       1996        1995
                              ---------   --------    --------
Current tax expense            $ 85,112   $ 90,368   $ 238,316

Deferred tax expense(benefit)    21,866     22,100    (  9,631)
                                -------    -------     -------
                               $106,978   $112,468    $228,685
                               ========   ========    ========

Deferred tax expense (benefit) results from temporary difference in the recognition of revenue and expense for tax and financial reporting purposes. The sources of the differences and the tax effect of each are as follows:

                                      1997       1996      1995
                                    --------  --------  ---------
     Differing cost basis of
       property and equipment      $   4,394  $  8,067  $( 24,248)

     Amounts expensed when
       incurred, deducted when paid:
       Deferred Compensation          27,314    32,959     18,285
       Warranty & accrued vacation  (  8,675) (  4,658)  (  1,437)
       Other, net                   (  1,167) (  3,268)  (  2,231)
                                    --------   -------   --------
                                   $  21,866  $ 22,100  $(  9,631)
                                    ========   =======   ========

                              * * *

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to income before taxes for the following reasons:

                       1997             1996             1995
                   ---------------  ---------------  --------------
                          Percent          Percent          Percent
                             of               of               of
                           Pretax           Pretax           Pretax
                   Amount  Income   Amount  Income   Amount  Income
                  -------- ------  -------- ------  -------- ------
Tax expense at
  federal rate    $ 97,805  34.0%  $ 98,645  34.0%  $206,553  34.0%
Increase (decrease)
 in taxes from:
 State taxes, net
 of federal tax
 effect             11,507   4.0%    11,605   4.0%    24,300   4.0%
 Other, net        ( 2,334) (0.08%)   2,218   1.0%   ( 2,168) (0.4%)
                   --------  -----  --------  -----  --------  ----
                  $106,978  37.2%  $112,468  39.0%  $228,685  37.6%
                  ========  =====  ========  =====  ========  =====

Note 8.  Fair Value of Financial Instruments

         The methods used to estimate the fair value of each material class of financial instruments are as follows:

         Cash and cash equivalents, trade receivables and payables and customer deposits:
         ---------------------------------------------------
         The carrying amount is a reasonable estimate of the fair value because of the short maturity of these instruments.

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


 Note 9. Profit Sharing Plan and Trust

         The Company has a contributory profit-sharing plan complying under Section 401(k) and certain other provisions of the Internal Revenue Code. The plan covers a majority of all employees meeting minimum eligibility requirements. Participants may elect to have before-tax (salary reduction) contributions to be made to the plan on their behalf. The Company matches such before-tax contributions in the proportion determined by the Board of Directors at its discretion on an annual basis. Additionally, the Company may at the Board's discretion make an additional contribution based on the Company's pre-tax earnings. The Company's total contributions to the plan were $46,134, $40,142, and $53,010 for 1997, 1996 and 1995, respectively.

                              * * *

Note 10. Non-operating Income

         Non-operating income is composed of the following:

                                  1997        1996        1995
                                --------    --------    --------
         Interest income       $ 108,421   $ 130,119   $ 175,971
          Interest expense,
           net of earnings
            on debt proceeds   ( 115,550)    (64,603)    ( 4,867)
          Other, net               7,478       2,849      20,981
                                --------    --------    --------
                               $     349   $  68,365   $ 192,085
                                ========    ========    ========

Note 11. Commitments and Contingencies

         Litigation:
         ----------
         The Company is co-defendant in a suit seeking damages in the amount of $350,000 for breach of warranty and improper workmanship in the manufacture of a modular home. Management and counsel are of the opinion that the Company will be successful in its defense against this claim.

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

         Death Benefit:
         -------------
         The Company is obligated to provide a death benefit to the estate of the Vice President in the amount of $35,000. The Company has recognized a liability in the amount of $16,796, the estimated present value of this obligation discounted at 8.50 percent. The Company is carrying a term life insurance policy in the amount of $35,000, the purpose of which is to fund the death benefit.

         Sales and Service Tax Audit:
         ---------------------------
         The Company has undergone an audit of its West Virginia sales and service tax returns. The West Virginia Department of Revenue has assessed the Company an additional tax of $117,999 and related interest. The Company's attorneys have filed a Petition for Reassessment with the State. In the opinion of the Company's legal counsel, the Company's chances of success on the current assessments are favorable.

Note 12. Related Party Transactions

         In the normal course of business, the Company makes purchases from a supplier owned by a director of the Company. Purchases from this supplier totaled $760,598, $662,539 and $462,654 for 1997, 1996 and 1995,
         respectively.

         The Company has a note receivable from the President (Note 3) and is obligated under deferred compensation agreements to two former employees (Note 5).


Item 8.	Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure.
          ---------------------------------------------------------------
	None

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------------------

          The Company's Board of Directors is composed of the following five members.

             Name                    Age        Director Since
            ------                  -----      ----------------
   Edwin J. Campbell  . . . . . . . . 68             1978
   Dale H. Powell   . . . . . . . . . 64             1980
   W. Curtis Carter   . . . . . . . . 79             1991
   Bobbie L. Oliver . . . . . . . . . 65             1994
   Mary L. Fitts  . . . . . . . . . . 58             1994


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

                   SECTION 16(A) BENEFICIAL OWNERSHIP
                           REPORTING COMPLIANCE

	The Company's directors, executive officers and owners of more than 10% Company's shares are required under the Securities Exchange Act of 1934 to file report of ownership and changes in ownership with the Securities
Exchange Commission. Copies of these reports must also be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required; the Company believes that during 1997, all filing requirements applicable to its officers, directors and 10% shareholders were met.

Item 10.   Executive Compensation.
           ----------------------

    The following table presents information relating to total compensation of the Chief Executive Officer of the Company during the periods indicated.


                        SUMMARY COMPENSATION TABLE

               Annual Compensation
                                                           All
     Name and                        (1)                  Other (2)
Principal Position    Year       Salary       Bonus    Compensation

Dale H. Powell        1997      $75,000      $ 9,651      $14,511
 President and
Chairman of the       1996      $75,000      $20,322      $15,278
Board
                      1995      $75,000      $18,542      $16,221

(1) Bonus is calculated on the prior years' earnings in accordance with Mr. Powell's employment agreement.

(2) Consists of $13,207 of premiums paid by the Company on a "split-dollar" insurance policy for 1997, 1996 and 1995, and $1,304, $2,071 and $3,014 of
Company contributions to Mr. Powell's profit-sharing plan account for 1997, 1996 and 1995 respectively.

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

                               Amount and Nature
     Name of Beneficial         of Beneficial             Percent
         Owner                    Ownership                Owned
    ------------------        ---------------------       -------
    Edwin J. Campbell               33,892(1)               4.10%
    Dale H. Powell                  68,800                  8.33
    W. Curtis Carter                36,720                  4.45
    Bobbie L. Oliver               173,406                 21.00
    Mary L. Fitts                   66,000(2)               7.99
    All officers and directors
      as a group(8 persons)        379,730                 45.99

    Robert K. Fitts                 78,547(3)               9.51
P.  O. Box 82
Boones Mill, VA  24065

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
          -----------------------------------------------

    Pursuant to a settlement agreement between the Company and the Estate of
O. Z. Oliver, deferred compensation benefits of $75,726 were paid to Mr. Oliver's widow, Bobbie L. Oliver, during 1997. In addition, $2,561 was paid in 1997 to Mrs. Oliver for health insurance premiums. Mrs. Oliver, a director, is a Sister In Law to Dale H. Powell, President and Chairman of the Board of the Company and a Sister to Mary L. Fitts.

   Pursuant to a settlement agreement between the Company and Robert K. Fitts, deferred compensation benefits of $66,724 and a sum of $10,000 in premiums for life insurance policies assigned to Mr. Fitts were paid to Mr. Fitts in 1997. In addition, $6,000 was be paid in 1997 to Mr. Fitts for health insurance premiums for Mr. Fitts and Mary L. Fitts, his spouse. Mr. Fitts' spouse, Mary L. Fitts, a director, is a Sister of Bobbie L. Oliver and a Sister-In-Law to Dale H. Powell, President and Chairman of the Board of the Company.


     In the normal course of business, the Company makes purchases from a supplier owned by J. Dillard Powell, the recently deceased brother of Dale Powell and a director of the Company until his death. The supplier was acquired by Mr. Powell in 1989. Prior to that time, the supplier had been a long time vendor of the Company. Purchases from this supplier totaled $760,598 for 1997.


Item 13.	Exhibits, Lists And Reports on Form 8-K.
(a)  The following documents are filed as part of this report:

(3)  Exhibits:
	3.1(a)	Articles of Incorporation (filed as an exhibit to
Registrant's Form 10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference)

	3.1(b)	Amendment to Articles of Incorporation dated November 2, 1989
(filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference)

	3.2(a)	By-Laws (filed as an exhibit to the Registrant's Form 10-K
for the fiscal year ended December 31, 1990 and incorporated herein by reference)

	3.2(b)	Amendment to By-Laws dated January 19, 1994 (filed as an
exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 and incorporated herein by reference)

	3.2(c)	Amendment to By-Laws dated February 8, 1995

	3.2(d)	Amendment to By-Laws dated February 4, 1998

	10.1		1983 Mod-U-Kraf Homes, Inc. Incentive Stock Option Plan
(filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference)

	10.3(a)	Settlement Agreement, dated as of March 24, 1990, between
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

						MOD-U-KRAF HOMES, INC.
						(Registrant)

March 26, 1998 	    		By s/Dale H. Powell
                              -------------------------
                             	Dale H. Powell, President and
                                 Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 26, 1998 			s/Dale H. Powell
                              -------------------------
                              Dale H. Powell, President and
                                     Chairman of the Board (Principal
                                           Executive officer)

March 26, 1998				s/Edwin J. Campbell
                              -------------------------
						Edwin J. Campbell, Vice President,
                                      Corporate Secretary and Director

March 26, 1998				s/Steven T. Montgomery
                              -------------------------
                              Steven T. Montgomery, Controller
                                     (Principal Financial and Accounting
                                           Officer)

March 26, 1998				s/W. Curtis Carter
                              -------------------------
                              W. Curtis Carter, Director


March 26, 1998				s/Bobbie L. Oliver
                              -------------------------
						Bobbie L. Oliver, Director

March 26, 1998                s/Mary L. Fitts
                              -------------------------
						Mary L. Fitts, Director


Mod-U-Kraf Homes, Inc.
Exhibit Index

Exhibit No.                       Description

     3.1(a)	Articles of Incorporation (filed as an exhibit to
Registrant's Form 10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference)

	3.1(b)	Amendment to Articles of Incorporation dated November 2, 1989
(filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference)

	3.2(a)	By-Laws (filed as an exhibit to the Registrant's Form 10-K
for the fiscal year ended December 31, 1990 and incorporated herein by reference)

	3.2(b)	Amendment to By-Laws dated January 19, 1994 (filed as an
exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 and incorporated herein by reference)

	3.2(c)	Amendment to By-Laws dated February 8, 1995

	3.2(d)	Amendment to By-Laws dated February 4, 1998

	10.1		1983 Mod-U-Kraf Homes, Inc. Incentive Stock Option Plan
(filed as an exhibit to Registrant's Form 10-K for the fiscal year ended December 31, 1983 and incorporated herein by reference)

	10.3(a)	Settlement Agreement, dated as of March 24, 1990, between
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

 27 Financial Data Schedule

Exhibit 3.2(c)

Mod-U-Kraf Homes, Inc.

Resolution Passed at Board of
Directors Meeting February 8, 1995


Resolved that the Board of Directors hereby finds it to be in the best interest of the corporation that its By-Laws be amended by deleting Article II, Section 1 and substituting therefore the following:

Article II

Board of Directors

Section 1. Election. The Board of Directors shall be chosen at the annual meeting of the shareholders, to hold office until removed or until the next annual meeting of the shareholders and until their successors are elected. The number of directors shall be six (6). Directors need not be stockholders.


Exhibit 3.2(d)

Mod-U-Kraf Homes, Inc.

Resolution Passed at Board of
Directors Meeting February 4


	      Resolved that the Board of Directors hereby finds it to be in the best interest of the Corporation that its By-Laws be amended by deleting Article II, Section I and substituting the following:

Article II

Board of Directors

        Section 1. Election. The Board of Directors shall be chosen at the annual meetings of the stockholders, to hold office until removed or until the next annual meeting of the stockholders and until their successors are elected. The number of Directors shall be no less than four (4) nor more than six (6). Directors need not be stockholders.