Form 10QSB
period 1998-03-31
MOD U KRAF HOMES INC
filed 1998-05-14
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended       MARCH 31, 1998
                                    ------------------------

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
                                                             ----------

                         MOD-U-KRAF HOMES, INC.

                                 INDEX


                     PART I - FINANCIAL INFORMATION

    Balance Sheets                                        2

    Statements of Income                                  3

    Statements of Cash Flows                              4

    Management's Discussion and Analysis                  5

    Notes to Financial Information                        6

                      PART II - OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of
                  Security Holders                        7

                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        March 31, 1998 and 1997

          ASSETS                                  1998       1997
                                              ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                   $  293,774  $  270,851
  Certificates of deposit                            -       200,000
  Receivables                                    420,312      74,698
  Cost and estimated earnings in excess
    of billings on uncompleted contracts         438,488         -
  Inventories (Note 2)                         2,280,149   3,096,886
  Notes receivable, current portion (Note 3)     614,172     926,442
  Prepaid expenses                                42,492      70,585
  Income taxes receivable                         37,469      50,528
  Deferred income taxes, current portion             -        45,909
                                              ----------  ----------
    Total current assets                       4,126,856   4,735,899

LONG-TERM NOTES RECEIVABLE (Note 3)              175,118     191,338

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1998 $2,625,677; 1997 $2,168,963. (Note 4)   3,867,511   3,986,965

OTHER ASSETS
  Deferred income taxes                          460,788     443,287
  Cash surrender value of life insurance         139,966     117,741
  Reimbursement Account (Note 6)                 199,786     192,219
  Earnings on unused Bond proceeds               115,730     107,395
  Bond Issue Costs (Note 6)                       68,360      72,320
  Model homes                                    280,352         -
                                              ----------  ----------
                                              $9,434,467  $9,847,164
                                              ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of post-retirement (Note 5)     73,714      68,411
  Current maturities of long-term debt(Note 6)   150,000     150,000
  Line of credit                                 400,000         -
  Accounts payable and other liabilities         258,922     911,097
  Accrued compensation                           243,661     260,034
  Customer deposits                              163,953     142,890
                                              ----------  ----------
          Total current liabilities            1,290,250   1,532,432

LONG-TERM POST RETIREMENT BENEFITS (Note 5)      984,177   1,057,025
LONG-TERM DEBT (Note 6)                        2,489,755   2,639,755
                                              ----------  ----------
          Total liabilities                    4,764,182   5,229,212
                                              ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1998 825,649, 1997 825,649       825,649     825,649
  Additional Paid in Capital                     459,671     459,671
  Retained earnings                            3,384,965   3,332,632
                                              ----------  ----------
                                               4,670,285   4,617,952
                                              ----------  ----------
                                              $9,434,467  $9,847,164
                                              ==========  ==========
Accompanying notes are an important part of these financial statements.

                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Quarters Ended March 31, 1998 and March 31, 1997


                                                 1998        1997
                                              ----------  ----------
Net Sales                                     $2,341,651  $3,193,098
  Cost of Sales                                1,824,607   2,570,577
                                              ----------  ----------
                                                 517,044     622,521
Selling, General and Administrative Expenses     577,515     624,782
                                              ----------  ----------
  Income/<Loss> from Operations                  (60,471)     (2,261)

Deferred Compensation Expense                     19,909      21,183
Post Retirement Benefits Expense                   2,817     (2,571)

Non-operating Income/<Expenses>                    4,257     (3,956)
                                              ----------  ----------

  Income/<Loss> Before Income Taxes              (78,940)    (24,829)

Federal and State Income Taxes                   (31,411)     (6,575)
                                              ----------  ----------

    Net Income / <Loss>                          (47,529)    (18,254)
                                              ==========  ==========

Earnings per share:
            Net Income / <Loss>                    (0.06)      (0.02)
                                              ==========  ==========

Depreciation Included in Above Cost              125,260     100,372
                                              ==========  ==========

Accompanying notes are an important part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Quarters Ended March 31, 1998 and 1997

                                                 1998        1997
OPERATING ACTIVITIES                          ----------  ----------
  Net Income/<Loss>                           $  (47,529) $  (18,254)
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                125,260     100,372
    Deferred income taxes                          3,485      (3,507)
    Loss (gain) on sale of equipment                 -        (1,416)
    Increase in cash value of life insurance      (2,088)     (1,514)
    Adjustments to post retirement benefits      (17,416)    (21,750)
  <Increase> decrease in:
    Trade receivables                           (274,868)    (21,771)
    Cost and estimated earnings in excess
      of billings on uncompleted contracts      (392,480)        -
    Inventories                                  (27,086)   (738,540)
    Prepaid Expenses                               2,394      (4,645)
    Model placement costs                        (44,335)        -
    Income taxes receivable                      (37,469)        -
  <Decrease> increase in:
    Accounts payable and other Liabilities      (107,388)    387,001
    Accrued compensation                          82,149      57,780
    Customer deposits                             80,266    (150,765)
    Income taxes payable                          (5,847)     (4,405)
                                              ----------  ----------
  Net cash provided by (used in)
      operations                                (662,952)   (421,414)
                                              ----------  ----------
INVESTING ACTIVITIES
  Proceeds from sale of equipment                    -        (2,012)
  Purchase of property & equipment net of
     debt incurred 1998 $0 ;1997 $0.             (16,465)   (196,835)
  <Increase> decrease in notes receivable
     arising from sales                           48,640    (128,153)
                                              ----------  ----------
  Net cash provided by (used in)
     investing activities                         32,175    (327,000)
                                              ----------  ----------
FINANCING ACTIVITIES
  Short-term borrowings                          400,000         -
  Cash dividends paid                            (24,769)    (18,254)
  Debt issue costs, net of debt incurred
    1998 $0 : 1997 $0.                               990         990
  Funding of reimbursement account               (39,544)    (39,512)
  Earnings on unused bond proceeds                (2,118)     (1,992)
                                              ----------  ----------
  Net cash provided by (used in)
     financing activities                        334,559     (58,768)
                                              ----------  ----------
    Net increase (decrease) in cash             (296,218)   (807,182)
CASH
  Beginning                                      589,992   1,078,033
                                              ----------  ----------
  Ending                                      $  293,774  $  270,851
                                              ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                  $   26,253  $   27,074
    Income taxes                              $      -    $      -

Accompanying notes are an important part of these financial statements.

                        MOD-U-KRAF HOMES, INC

                  Management's Discussion and Analysis
                    of the First Quarter Statements


    Net sales for the first quarter of 1998 were $2,341,650  as compared to $3,193,098 for the first quarter of 1997, a 26.67% decrease.  Due to the extremely wet winter, the Company ended the quarter with 37 units in inventory; a retail value of $1,585,000. Our builders could not complete foundations or find enough dry days to set their homes. Although this situation is not unusual for a first quarter, it has been compounded by untimely and record rain fall.
    Cost of Sales was  77.92% of net sales for the first quarter of 1998 and  80.50% for the first quarter of 1997.  Gross profit was  22.08% for the first quarter of 1998 and 19.50% for the first quarter of 1997.
    Selling, General and Administrative expenses was 24.66% of net sales for the first quarter of 1998 and  19.57% for the first quarter of 1997.
     We had a net loss for the first quarter 1998 of $47,529 compared to
a net loss of  $18,254 for the first quarter of 1997.   This is  <$0.06>
per share for the first quarter of 1998 and <$0.02> per share for the same period in 1997.
     The only change in liquidity and capital resources is the $400,000 draw on our line of credit to assist us with our short-term monetary needs until the weather allows us to set the houses we have in inventory. Production is still suspended at the Highway 40 facilty because of the delivery backlog. The Company continues production at its new facility. Management does not believe that the suspension will have a material effect on the company's results of operations for 1998, although recognition of income may be delayed from quarter to quarter.
     The Company started a turnkey division a few years ago, which would give individual Mod-U-Kraf Homes customers the option to have the Company finish the entire project at the job site. In the past individual customers would have to hire a contractor to dig out the basement, pour the foundation, dig the well, put in a driveway, put the siding on the house, etc to finish zipping up the house once it is set on the foundation. Initially this was an immaterial part of our business and did not require any special accounting procedures. Over the past three months the Company's Turnkey division has become a material source of revenue because of the increased number of turnkey contracts in progress at the end of the quarter. As a result, management has elected to recognize revenue from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the cost to cost method. This is reflected on the Balance Sheet in "Costs and estimated earnings in excess of billings on uncompleted contracts", which represents revenues recognized in excess of amounts billed.

                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair
    statement of the results for the quarter ended March 31, 1998.   The
    results for the quarter ended March 31, 1998 are not necessarily in-dicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenues during the balance of the year.

    Both primary & fully diluted net income per common share are based on the weighted average number of shares of common stock outstanding during each year and common stock equivalents of dilutive stock options.

2.  Revenue and cost recognition
    Revenues from fixed-price and modified fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the cost-to-cost method. Revenues from cost-plus contracts are recognized on the basis of costs incurred during the period plus the fee earned.

    Contract costs include all direct material and labor costs. General, administrative, and indirect costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability are recognized in the period in which the revisions are determined.

    The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

3.  Cost and estimated earnings on uncompleted contracts
                                                       1998         1997
                                                       ----         ----
    Costs incurred on uncompleted contracts           750,858         -
    Estimated earings                                 332,574         -
                                                      -------      -------
                                                    1,083,432         -
    Less billings to date                             644,944         -
                                                    ---------      -------
    Costs and estimated earnings in excess
      of billings on uncompleted contracts            438,488         -
                                                    =========      =======

4.  Inventories
    The components of inventories are as follows       1998         1997
                                                       ----         ----
    Raw Materials                                     680,736    1,143,319
    Work-In-Progress                                  148,434      337,932
    Finished Goods                                  1,035,121    1,336,558
    Land and Units held for sale                      415,858      279,077
                                                  -----------  -----------
                                                    2,280,149    3,096,886
                                                  ===========  ===========
5.  Notes Receivable                                   1998         1997
                                                       ----         ----
    Various mortgage notes receivable secured by
     deeds of trust                                   164,172      168,544
    Various construction loans(all current)           599,780      911,928
    Demand note receivable with interest payable
     quarterly at 9%, unsecured                         6,425       10,175
    Life insurance note receivable from an
     officer of the Company(non-interest bearing)       2,038        4,633
    Note receivable from the President, payable
     in annual principal installments of$5,625
     interest at 5.03%                                 16,875       22,500
                                                  -----------  -----------
                                                      789,290    1,117,780
        Less current portion                          614,172      926,442
                                                  -----------  -----------
                                                      175,118      191,338
                                                  ===========  ===========
6.  Property and Equipment                             1998         1997
                                                       ----         ----
    Land and improvements                             775,724      773,539
    Buildings                                       2,883,912    2,942,338
    Manufacturing equipment                         2,199,272    1,919,371
    Other furniture, fixtures and equipment           634,280      520,680
                                                  -----------  -----------
                                                    6,493,188    6,155,928
        Less accumulated depreciation              (2,625,677)  (2,168,963)
                                                  -----------  -----------
                                                    3,867,511    3,986,965
                                                  ===========  ===========

7.  Deferred Compensation, Related Parties             1998         1997
                                                       ----         ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1995 and 1994.                                    457,229      492,448

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1995 and 1994.                        469,176      494,823

    Present value of estimated post-retirement
    benefits other than pensions discounted at
    8.50%                                             131,486      138,165
                                                  -----------  -----------
                                                    1,057,891    1,125,436
        Less Current Maturities                        73,714       68,411
                                                  -----------  -----------
                                                      984,177    1,057,025
                                                  ===========  ===========

8.  Long-Term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in annual principal amounts of $150,000 through 2015. The interest rate was 3.80% at March 31, 1998.

    The Company has entered an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the reimbursement account equal to 55 days of interest at 15.0% on the bonds. As of March 31, 1998, the Reimbursement Account balance was as follows:

         Required prepaid interest deposit      $ 67,810
         Unused monthly principal deposits       112,500
         Earnings                                 19,476
                                             -----------
                                                $199,786

    The Company's policy is to reflect the balance of the reimbursement account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of March 31, 1998, $2,939,755 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn. Any unused proceeds will be used for early retirement of bonds.

    Amounts earned on bond proceeds prior to their being drawn from the trustee are to be applied to principal reduction in the future. These earnings amounted to $115,730 at March 31, 1998.

    Debt issue costs will be amortized over the life of the bonds.

9. The Board Of Directors of Mod-U-Kraf Homes, Inc. on May 6, 1998 de-clared a $.03 per share cash dividend on all shares outstanding on May 22, 1998 and to be paid on June 12, 1998.

10. The Company uses the annualized method in its computation of Federal Income Taxes.

11. Revenues are recorded when the houses are delivered for sales made on account. Cash sales paid in advance are recorded when produced.

                          MOD-U-KRAF HOMES, INC.

                            OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Mod-U-Kraf Homes, Inc.  held its annual meeting of shareholders
         on March 25, 1998   The following were elected to the Board of
         Directors: Dale H. Powell, Edwin J. Campbell, W. Curtis Carter, Bobbie L. Oliver and Mary L. Fitts. Following the meeting the following were elected officers: Dale H Powell, President, Edwin J Campbell, Vice President, Jeffrey D Powell, Treasurer, and Steven T. Montgomery, Controller.

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


                                      MOD-U-KRAF HOMES, INC.
                                ----------------------------------
                                          (Registrant)


Date: May 13, 1998


                                ----------------------------------
                                           Dale H. Powell
                                President and Chairman of the Board


                                ----------------------------------
                                        Steven T. Montgomery
                                             Controller