Form 10QSB
period 1998-06-30
MOD U KRAF HOMES INC
filed 1998-08-11
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended      JUNE 30, 1998
                                    ------------------------

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
                                                              ----------

                         MOD-U-KRAF HOMES, INC.

                                  INDEX



PART I - FINANCIAL INFORMATION

Balance Sheets                                        2 & 3

Statements of Income                                  4 & 5

Statements of Cash Flows                              6 & 7

Management's Discussion and Analysis                  8

Notes to Financial Information                        9

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
              Security Holders                        10

                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        June 30, 1998 and 1997

             ASSETS                                1998        1997
                                               ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $  815,286   $  830,009
  Certificates of deposit                               0      200,000
  Receivables                                     556,507      165,496
  Cost and estimated earnings in excess
    of billings on uncompleted contracts		        181,577            0
  Inventories (Note 4)                          2,067,848    2,407,174
  Notes receivable, current portion (Note 5)      613,889      809,116
  Prepaid expenses                                 20,136       44,764
  Income taxes receivable                          11,218            0
  Deferred income taxes, current protion                0       59,215
                                               ----------   ----------
    Total current assets                        4,266,461    4,515,774

LONG-TERM NOTES RECEIVABLE (Note 5)               165,146      179,056

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation 1998 $2,749,016;
  1997 $2,268,986. (Note 6)                     3,778,832    4,012,256

OTHER ASSETS
  Deferred income taxes                           439,912      420,085
  Cash surrender value of life insurance          155,915      133,846
  Reimbursement Account (Note 8)                  239,762      232,287
  Earnings on Unused Bond Proceeds                117,890      109,413
  Bond Issue Costs (Note 8)                        67,370       71,330
  Model homes						                               379,225            0
                                               ----------   ----------
                                               $9,610,513   $9,674,047
                                               ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of L-T liabilities(Note 7 & 8)   225,118      219,460
  Line of credit                                  400,000            0
  Accounts payable and other liabilities          418,480      607,165
  Accrued compensation                            214,390      192,930
  Customer deposits                               135,283      129,496
  Income taxes payable                                  0       64,302
                                               ----------   ----------
          Total current liabilities             1,393,271    1,213,353

LONG-TERM DEFERRED COMPENSATION (Note 7)          964,984    1,033,800
LONG-TERM DEBT (Note 8)                         2,489,755    2,639,755
                                               ----------   ----------
          Total liabilities                     4,848,010    4,886,908
                                               ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000 shares
  authorized: shares issued & outstanding
  1998 825,649, 1997 825,649                      825,649      825,649
  Additional Paid in Capital                      459,671      459,671
  Retained earnings                             3,477,183    3,501,819
                                               ----------   ----------
                                                4,762,503    4,787,139
                                               ----------   ----------
                                               $9,610,513   $9,674,047
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                  June 30, 1998 and December 31, 1997

          ASSETS                                   1998        1997
                                               ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $  815,286   $  589,992
  Receivables                                     556,507      145,444
  Inventories (Note 4)                          2,067,848    2,253,063
  Cost & estimated earnings in excess
    of billings on uncompleted contracts          181,577       46,008
  Notes receivable, current portion (Note 5)      613,889      661,762
  Prepaid expenses                                 20,136       44,886
  Income taxes receivable                          11,218            0
                                               ----------   ----------
    Total current assets                        4,266,461    3,741,155

LONG-TERM NOTES RECEIVABLE (Note 5)               165,146      176,168

PROPERTY AND EQUIPMENT, at cost less
 accumulated depreciation
 1998 $2,749,016;1997 $2,268,986.(Note 6)       3,778,832    3,976,346

OTHER ASSETS
  Deferred income taxes                           439,912      464,273
  Cash surrender value of life insurance          155,915      137,878
  Reimbursement Account (Note 8)                  239,762      160,242
  Earnings on Unused Bond Proceeds                117,890      113,612
  Bond Issue Costs (Note 8)                        67,370       69,350
  Model homes						                               379,225      236,017
                                               ----------   ----------
                                               $9,610,513   $9,075,041
                                               ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities(Note 7 & 8)  225,118      221,933
  Accounts payable and other liabilities          418,480      366,310
  Line of credit						                            400,000            0
  Accrued compensation                            214,390      161,512
  Customer deposits                               135,283       83,727
  Income taxes payable                                  0        5,847
                                               ----------   ----------
          Total current liabilities             1,393,271      839,329

LONG-TERM DEFERRED COMPENSATION (Note 7)          964,984    1,003,374
LONG-TERM DEBT (Note 8)                         2,489,755    2,489,755
                                               ----------   ----------
          Total liabilities                     4,848,010    4,332,458
                                               ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000 shares
  authorized: shares issued & outstanding
  1998 825,649, 1997 825,649                      825,649      825,649
  Additional Paid in Capital                      459,671      459,671
  Retained earnings                             3,477,183    3,457,263
                                               ----------   ----------
                                                4,762,503    4,742,583
                                               ----------   ----------
                                               $9,610,513   $9,075,041
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Quarters Ended June 30, 1998 and June 30, 1997


                                                  1998        1997
                                               ----------   ----------
Net Sales                                      $4,280,350   $5,061,167
  Cost of Sales                                 3,204,176    3,818,873
                                               ----------   ----------
                                                1,076,174    1,242,294
Selling, General and Administrative
 Expenses                                         791,662      913,883
                                               ----------   ----------
  Income/<Loss> from Operations                   284,512      328,411

Deferred Compensation Expense                      19,573       20,877
Post Retirement Benefits Expense                    2,782       (2,690)

Non-operating Income/<Expenses>                   (54,368)       1,614
                                               ----------   ----------

  Income/<Loss> Before Income Taxes               207,789      311,838

Federal and State Income Taxes                     69,925      107,985
Deferred Income Tax Adjustment                     20,876        9,896
                                               ----------   ----------
  Income Taxes                                     90,801      117,881
                                               ----------   ----------

    Net Income / <Loss>                        $  116,988   $  193,957
                                               ==========   ===========

Earnings per share:
            Net Income / <Loss>                $     0.14   $     0.23
                                               ==========   ===========

Depreciation Included in Above Cost            $  123,339   $  120,275
                                               ==========   ===========

Accompanying notes are an integral part of these financial statements.


                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Six Months Ended June 30, 1998 and June 30, 1997


                                                  1998         1997
                                               ----------   ----------
Net Sales                                      $6,622,001   $8,254,265
  Cost of Sales                                 5,028,783    6,389,450
                                               ----------   ----------
                                                1,593,218    1,864,815
Selling, General and Administrative
 Expenses                                       1,369,177    1,538,665
                                               ----------   ----------
  Income/<Loss> from Operations                   224,041      326,150

Deferred Compensation Expense                      39,482       42,060
Post Retirement Benefits Expense                    5,599       (5,261)

Non-operating Income/<Expenses>                   (50,111)      (2,342)
                                              -----------   ----------
  Income/<Loss> Before Income Taxes               128,849      287,009

Federal and State Income Taxes                     35,029      104,467
Deferred Income Tax Adjustment                     24,361        6,839
                                               ----------   ----------
  Income Taxes                                     59,390      111,306
                                               ----------   ----------

    Net Income / <Loss>                        $   69,459   $  175,703
                                               ==========   ==========

Earnings per share:
            Net Income / <Loss>                $     0.08   $     0.21
                                               ==========   ==========

Depreciation Included in Above Cost            $  249,642   $  220,647
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Quarters Ended June 30, 1998 and 1997

                                                  1998         1997
OPERATING ACTIVITIES                           ----------   ----------
  Net Income/<Loss>                            $  116,988   $  193,957
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                 123,339      120,275
    Deferred income taxes                          20,876        9,896
    Loss (gain) on sale of equipment                    0       (6,691)
    Increase in cash value of life insurance      (15,949)     (16,105)
    Adjustments to post retirement benefits       (17,789)     (22,176)
  <Increase> decrease in:
    Trade receivables                            (136,195)     (90,798)
    Cost and estimated earnings in excess
      of billings on uncompleted contracts	       256,911
    Inventories                                   212,301      689,712
    Prepaid Expenses                               22,326       25,821
    Model placement costs				                     (98,874)
    Income taxes receivable                        26,251            0
  <Decrease> increase in:
    Accounts payable and other Liabilities        159,558     (303,932)
    Accrued compensation                          (29,271)     (67,104)
    Customer deposits                             (28,670)     (13,394)
    Income taxes payable                                0      114,830
                                               ----------   ----------
  Net cash provided by (used in)
      operations                                  611,802      634,291
                                               ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment            0        6,858
  Purchase of plant & equipment net of
    debt incurred 1998 $0, 1997 $0                (34,630)    (145,733)
  <Increase> decrease in notes receivable
   arising from sales                              10,255      129,608
  <Increase> decrease in certificates of deposit        0            0
                                               ----------   ----------
  Net cash provided by (used in)
     investing activities                         (24,375)      (9,267)
                                               ----------   ----------
FINANCING ACTIVITIES
  Short-term borrowings					                            0            0
  Cash dividends paid                             (24,769)     (24,769)
  Debt issue costs, net of debt incurred
    1998 $0, 1997 $0                                  990          990
  Funding of reimbursement account                (39,976)     (40,069)
  Earnings on unused bond proceeds                 (2,160)      (2,018)
                                               ----------   ----------
  Net cash provided by (used in)
     financing activities                         (65,915)     (65,866)
                                               ----------   ----------
    Net increase (decrease) in cash               521,512      559,158
CASH
  Beginning                                       293,774      270,851
                                               ----------   ----------
  Ending                                       $  815,286   $  830,009
                                               ==========   ==========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                   $   30,714   $   27,815
    Income taxes                               $   43,675   $   19,650

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Six Months Ended June 30, 1998 and 1997

                                                  1998         1997
OPERATING ACTIVITIES                           ----------   ----------
  Net Income/<Loss>                            $   69,459   $  175,703
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                 248,640      220,647
    Deferred income taxes                          24,361        6,389
    Loss (gain) on sale of equipment                    0       (8,107)
    Increase in cash value of life insurance      (18,037)     (17,619)
    Adjustments to post retirement benefits       (35,205)     (43,926)
  <Increase> decrease in:
    Trade receivables                            (411,063)    (112,569)
    Cost and estimated earnings in excess
       of billings on uncompleted contracts      (135,569)           0
    Inventories                                   185,215      (48,828)
    Prepaid Expenses                               24,750       21,176
    Model placement cost                         (143,209)           0
    Income taxes receivable                       (11,218)           0
  <Decrease> increase in:
    Accounts payable and other Liabilities         52,170       83,069
    Accrued compensation                           52,878       (9,324)
    Customer deposits                              51,556     (164,159)
    Income taxes payable                           (5,847)     110,425
                                               ----------   ----------
  Net cash provided by (used in)
      operations                                  (51,119)     212,877
                                               ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment            0        5,813
  Purchase of plant & equipment net of
    debt incurred 1998 $0, 1997 $0                (51,125)    (337,019)
  <Increase> decrease in notes receivable
  arising from sales                               58,895        1,455
  <Increase> decrease in certificates of deposit        0            0
                                               ----------   ----------
  Net cash provided by (used in)
     investing activities                           7,770     (329,751)
                                               ----------   ----------
FINANCING ACTIVITIES
  Short-term borrowings                           400,000            0
  Cash dividends paid                             (49,539)     (49,539)
  Debt issue costs, net of debt incurred
    1998 $0, 1997 $0                                1,980        1,980
  Funding of reimbursement account                (79,520)     (79,581)
  Earnings on unused bond proceeds                 (4,278)      (4,010)
                                               ----------   ----------
  Net cash provided by (used in)
     financing activities                         268,643     (131,150)
                                               ----------   ----------
    Net increase (decrease) in cash               225,294     (248,024)
CASH
  Beginning                                       589,992    1,078,033
                                               ----------   ----------
  Ending                                       $  815,286   $  830,009
                                               ==========   ==========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                   $   56,967   $  53,610
    Income taxes                               $   52,094   $  19,650

Accompanying notes are an integral part of these financial statements.

                              MOD-U-KRAF HOMES, INC

                      Management's Discussion and Analysis
                        of the Second Quarter Statements

    Net sales for the second quarter of 1998 were $4,280,350 as compared to $5,061,167 for the second quarter of 1997, a 15% decrease. Sales for the first six months of 1998 were $6,622,001 as compared to $8,254,265 in 1997 for a decrease in sales volume of 20%.

    Cost of Sales was 74.86% of net sales for the second quarter of 1998 and 75.47% for the second quarter of 1998. For the first six months cost of sales was 75.94% for 1998 compared to 77.41% for 1997. We are experiencing unfavorable variances in our production labor and manu-facturing expense in our new production facility. We are still working to stabilize our production crews and raise our production volume to absorb the additional overhead.

    Selling, General and Administrative expenses was 18.50% of net sales for the second quarter of 1998 and 18.06% for the same quarter of 1997. They were 20.68% for the first six months of 1998 compared to 18.64% for the same period in 1997.

    The net income for the second quarter of 1998 is $116,988 compared to net income of $193,957 for the second quarter of 1997. This is $0.14 per share for the second quarter of 1998 and $.23 per share for the same period in 1997. Net income for the first six months is $69,459, $0.08 common share for 1998, compared to $175,703, $0.21 per common share, for 1997.

     The only change in liquidity and capital resources was the $400,000 draw on our line of credit to assist us with our short-term monetary needs until the weather allowed us to set the houses we have in inventory. This line has been paid-off since the end of the second quarter.
Production is still suspended at the Highway 40 facilty because of the delivery backlog. The Company continues production at its new facility. Management does not believe that the suspension will have a material effect on the company's results of operations for 1998, although recognition of income may be delayed from quarter to quarter.
     The Company started a turnkey division a few years ago, which would give individual Mod-U-Kraf Homes customers the option to have the Company finish the entire project at the job site. In the past individual customers would have to hire a contractor to dig out the basement, pour the foundation, dig the well, put in a driveway, put the siding on the house, etc to finish zipping up the house once it is set on the foundation. Initially this was an immaterial part of our business and did not require any special accounting procedures. Over the past three months the Company's Turnkey division has become a material source of revenue because of the increased number of turnkey contracts in progress at the end of the quarter. As a result, management has elected to recognize revenue from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the cost to cost method. This is reflected on the Balance Sheet in "Costs and estimated earnings in excess of billings on uncompleted contracts", which represents revenues recognized in excess of amounts billed.

                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair statement of the results for the quarter ended June 30, 1998. The results for the quarter ended June 30, 1998 are not necessarily in-dicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenue during the balance of the year.

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

    The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

3.  Cost and estimated earnings on uncompleted contracts
                                                       1998         1997
                                                       ----         ----
    Costs incurred on uncompleted contracts         1,171,435         -
    Estimated earings                                 680,936         -
                                                    ---------    -------
                                                    1,852,371         -
    Less billings to date                           1,670,794         -
                                                  -----------    -------
    Costs and estimated earnings in excess
      of billings on uncompleted contracts            181,577         -
                                                  =========      =======
4.  Inventories
    The components of inventories are as follows     1998         1997
                                                     ----         ----
    Raw Materials                                   732,508    1,063,900
    Work-In-Progress                                105,970      235,857
    Finished Goods                                1,085,514      828,340
    Land and Units held for sale                    143,856      279,077
                                                  ---------    ---------
                                                  2,067,848    2,407,174
                                                  =========    =========

5.  Notes Receivable                                 1998         1997
                                                     ----         ----
    Various mortgage notes receivable secured by
     deeds of trust                                 160,859      165,244
    Various construction loans(all current)         599,497      794,476
    Demand note receivabe with interest payable
     quarterly at 9%, unsecured                       5,391        9,125
    Life insurance note receivable from an
     officer of the Company(non-interest bearing)     2,038        2,452
    Note receivable from the President, payable
     in annual principal installments of $5,625
      with interest at 5.03%                         11,250       16,875
                                                  ---------    ---------
                                                    779,035      988,172
        Less current portion                        613,889      809,116
                                                  ---------    ---------
                                                    165,146      179,056
                                                  =========    =========

6.  Property and Equipment                           1998         1997
                                                     ----         ----
    Land and improvements                           775,724      773,539
    Buildings                                     2,883,912    2,948,351
    Manufacturing equipment                       2,233,455    1,981,950
    Other furniture, fixtures and equipment         634,757      577,402
                                                  ---------    ---------
                                                  6,527,848    6,281,242
        Less accumulated depreciation            (2,749,016)  (2,268,986)
                                                  ---------    ---------
                                                  3,778,832    4,012,256
                                                  =========    =========

7.  Deferred Compensation, Related Parties           1998         1997
                                                     ----         ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1998 and 1997.                                  447,948      483,921

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1998 and 1997.                      462,417      488,614

    Present value of estimated post-retirement
    benefits other than pensions discounted at
    8.50% in 1998 and 1997.                         129,737      130,725
                                                  ---------    ---------
                                                  1,040,102    1,103,260
        Less Current Maturities                      75,118       69,460
                                                  ---------    ---------
                                                    964,984    1,033,800
                                                  =========    =========

8.  Long-Term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the constructin of a manufacturing facility. The Series 1995 variable Rate Demand Indutrial Revenue Bonds are secured by the Company's irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance wiht at year end. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in annual principal amounts of $150,000 through 2015. The interest rate was 3.60% at June 30, 1998.

    The Company has entered into an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the Reimbursement Account equal to 55 days of interest at 15.0% on the bonds. As of June 30, 1998, the Reimbursement Account balance was as follows:

         Required prepaid interest deposit        $ 67,810
         Unused monthly principal deposits         150,000
         Earnings                                   21,951
                                                  --------
                                                  $239,761

    The Company's policy is to reflect the balance of the Reimbursement Account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of June 30, 1998, $2,939,755 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn. Any unused proceeds will be for early retirement of bonds.

    Amounts earned on bond proceeds prior to their being drawn from the trustee are to be applied to principal reduction in the future. these earnings amounted to $117,890 at June 30, 1998.

    Debt issue costs will be amortized over the life of the bonds.

9. The Board Of Directors of Mod-U-Kraf Homes, Inc. on August 5, 1998 declared a $.03 per share cash dividend on all shares outstanding on August 21, 1998 and to be paid on September 11, 1998.

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


                                    MOD-U-KRAF HOMES, INC.
                                    ------------------------------------
                                    (Registrant)


Date:    August 8, 1998


                                    s/Dale H. Powell
                                    ------------------------------------
                                    Dale H. Powell
                                    President and Chairman of the Board


                                    s/Steven T. Montgomery
                                    ------------------------------------
                                    Steven T. Montgomery
                                    Controller