Form 10QSB
period 1998-09-30
MOD U KRAF HOMES INC
filed 1998-11-12
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 1998
                                    ------------------------

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
                                                              ----------

                         MOD-U-KRAF HOMES, INC.

                                  INDEX



PART I - FINANCIAL INFORMATION

Balance Sheets                                        2 & 3

Statements of Income                                  4 & 5

Statements of Cash Flows                              6 & 7

Management's Discussion and Analysis                  8

Notes to Financial Information                        9

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of
              Security Holders                        10

                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        September 30, 1998 and 1997

             ASSETS                                1998        1997
                                               ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $  733,178   $1,090,705
  Certificates of deposit                               0      100,000
  Receivables                                     900,229      226,043
  Cost and estimated earnings in excess
    of billings on uncompleted contracts		        163,224            0
  Inventories (Note 4)                          2,049,755    2,225,002
  Notes receivable, current portion (Note 5)      510,038      954,878
  Prepaid expenses                                 51,483      106,619
  Income taxes receivable                         129,495            0
  Deferred income taxes, current protion                0       72,526
                                               ----------   ----------
    Total current assets                        4,537,402    4,775,773

LONG-TERM NOTES RECEIVABLE (Note 5)               162,215      178,536

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation 1998 $2,869,390;
  1997 $2,392,950. (Note 6)                     3,705,389    4,057,913

OTHER ASSETS
  Deferred income taxes                           422,644      401,112
  Cash surrender value of life insurance          156,821      134,973
  Reimbursement Account (Note 8)                  128,450      121,024
  Earnings on Unused Bond Proceeds                    716      111,507
  Bond Issue Costs (Note 8)                        66,380       70,340
  Model homes		                             				  370,531            0
                                               ----------   ----------
                                               $9,550,548   $9,851,178
                                               ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of L-T liabilities(Note 7 & 8)   226,559      220,947
 Accounts payable and other liabilities           753,891      850,005
 Accrued compensation                             279,772      281,788
 Customer deposits                                178,903      147,728
 Income taxes payable                                   0       53,881
                                               ----------   ----------
          Total current liabilities             1,439,125    1,554,349

LONG-TERM DEFERRED COMPENSATION (Note 7)          945,372    1,015,495
LONG-TERM DEBT (Note 8)                         2,400,000    2,489,755
                                               ----------   ----------
          Total liabilities                     4,784,497    5,059,599
                                               ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000 shares
  authorized: shares issued & outstanding
  1998 825,649, 1997 825,649                      825,649      825,649
  Additional Paid in Capital                      459,671      459,671
  Retained earnings                             3,480,731    3,506,259
                                               ----------   ----------
                                                4,766,051    4,791,579
                                               ----------   ----------
                                               $9,550,548   $9,851,178
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                  September 30, 1998 and December 31, 1997

          ASSETS                                   1998        1997
                                               ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $  733,178   $  589,992
  Receivables                                     900,229      145,444
  Inventories (Note 4)                          2,049,755    2,253,063
  Cost & estimated earnings in excess
    of billings on uncompleted contracts          163,224       46,008
  Notes receivable, current portion (Note 5)      510,038      661,762
  Prepaid expenses                                 51,483       44,886
  Income taxes receivable                         129,495            0
                                               ----------   ----------
    Total current assets                        4,537,402    3,741,155

LONG-TERM NOTES RECEIVABLE (Note 5)               162,215      176,168

PROPERTY AND EQUIPMENT, at cost less
 accumulated depreciation
 1998 $2,869,390;1997 $2,268,986.(Note 6)       3,705,389    3,976,346

OTHER ASSETS
  Deferred income taxes                           422,644      464,273
  Cash surrender value of life insurance          156,821      137,878
  Reimbursement Account (Note 8)                  128,450      160,242
  Earnings on Unused Bond Proceeds                    716      113,612
  Bond Issue Costs (Note 8)                        66,380       69,350
  Model homes		                             				  370,531      236,017
                                               ----------   ----------
                                               $9,550,548   $9,075,041
                                               ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities(Note 7 & 8)  226,559      221,933
  Accounts payable and other liabilities          753,891      366,310
  Accrued compensation                            279,772      161,512
  Customer deposits                               178,903       83,727
  Income taxes payable                                  0        5,847
                                               ----------   ----------
          Total current liabilities             1,439,125      839,329

LONG-TERM DEFERRED COMPENSATION (Note 7)          945,372    1,003,374
LONG-TERM DEBT (Note 8)                         2,400,000    2,489,755
                                               ----------   ----------
          Total liabilities                     4,784,497    4,332,458
                                               ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000 shares
  authorized: shares issued & outstanding
  1996 825,649, 1995 825,649                      825,649      825,649
  Additional Paid in Capital                      459,671      459,671
  Retained earnings                             3,480,731    3,457,263
                                               ----------   ----------
                                                4,766,051    4,742,583
                                               ----------   ----------
                                               $9,550,548   $9,075,041
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
        Quarters Ended September 30, 1998 and September 30, 1997


                                                  1998        1997
                                               ----------   ----------
Net Sales                                      $4,207,328   $4,071,833
  Cost of Sales                                 3,364,320    3,206,096
                                               ----------   ----------
                                                  843,008      865,737
Selling, General and Administrative
 Expenses                                         856,195      807,232
                                               ----------   ----------
  Income/<Loss> from Operations                   (13,187)      58,505

Deferred Compensation Expense                      19,228       20,560
Post Retirement Benefits Expense                    2,743        2,765

Non-operating Income/<Expenses>                   (15,963)       8,897
                                               ----------   ----------

  Income/<Loss> Before Income Taxes               (51,121)      44,077

Federal and State Income Taxes                    (96,677)       9,129
Deferred Income Tax Adjustment                     17,268        5,662
                                               ----------   ----------
  Income Taxes                                    (79,409)      14,791
                                               ----------   ----------

    Net Income / <Loss>                        $   28,288   $   29,286
                                               ==========   ===========

Earnings per share:
            Net Income / <Loss>                $     0.03   $     0.04
                                               ==========   ===========

Depreciation Included in Above Cost            $  120,373   $  123,963
                                               ==========   ===========

Accompanying notes are an integral part of these financial statements.


                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
       Nine Months Ended September 30, 1998 and September 30, 1997


                                                  1998         1997
                                               ----------   ----------
Net Sales                                     $10,829,329  $12,326,097
  Cost of Sales                                 8,393,103    9,595,623
                                               ----------   ----------
                                                2,436,226    2,730,474
Selling, General and Administrative
 Expenses                                       2,225,373    2,345,896
                                               ----------   ----------
  Income/<Loss> from Operations                   210,853      384,578

Deferred Compensation Expense                      58,710       62,619
Post Retirement Benefits Expense                    8,342       (2,496)

Non-operating Income/<Expenses>                   (66,074)       6,555
                                                 ----------   ----------
  Income/<Loss> Before Income Taxes                77,727      331,010

Federal and State Income Taxes                    (61,648)     113,597
Deferred Income Tax Adjustment                     41,629       12,501
                                               ----------   ----------
  Income Taxes                                    (20,019)     126,098
                                               ----------   ----------

    Net Income / <Loss>                        $   97,746   $  204,912
                                               ==========   ==========

Earnings per share:
            Net Income / <Loss>                $     0.12   $     0.25
                                               ==========   ==========

Depreciation Included in Above Cost            $  370,015   $  344,610
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
               Quarters Ended September 30, 1998 and 1997

                                                  1998         1997
OPERATING ACTIVITIES                           ----------   ----------
  Net Income/<Loss>                            $   28,288   $   29,286
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                 120,373      123,887
    Deferred income taxes                          17,268        5,662
    Loss (gain) on sale of equipment                    0            0
    Increase in cash value of life insurance         (906)      (1,127)
    Adjustments to post retirement benefits       (18,171)     (16,818)
  <Increase> decrease in:
    Trade receivables                            (343,720)     (60,547)
    Cost and estimated earnings in excess
      of billings on uncompleted contracts	        18,353            0
    Inventories                                    18,093      182,172
    Prepaid Expenses                              (31,347)     (61,855)
    Model placement costs				                       8,695            0
    Income taxes receivable                      (118,277)           0
  <Decrease> increase in:
    Accounts payable and other Liabilities        335,411      242,840
    Accrued compensation                           65,382       88,858
    Customer deposits                              43,620       18,232
    Income taxes payable                                0      (10,421)
                                               ----------   ----------
  Net cash provided by (used in)
      operations                                  143,062      540,169
                                               ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment            0            0
  Purchase of plant & equipment net of
    debt incurred 1998 $0, 1997 $0                (46,904)    (169,621)
  <Increase> decrease in notes receivable
   arising from sales                             106,782     (145,242)
  <Increase> decrease in certificates of deposit        0      100,000
                                               ----------   ----------
  Net cash provided by (used in)
     investing activities                          59,878     (214,863)
                                               ----------   ----------
FINANCING ACTIVITIES
  Cash dividends paid                             (24,769)     (24,769)
  Payments on short-term borrowings              (400,000)           0
  Payments on Long-term Debt                     (150,000)    (150,000)
  Debt issue costs, net of debt incurred
    1998 $60,245, 1997 $0                          61,235          990
  Funding of reimbursement account                111,312      111,263
  Earnings on unused bond proceeds                117,174       (2,094)
                                               ----------   ----------
  Net cash provided by (used in)
     financing activities                        (285,048)     (64,610)
                                               ----------   ----------
    Net increase (decrease) in cash               (82,108)     260,696
CASH
  Beginning                                       815,286      830,009
                                               ----------   ----------
  Ending                                       $  733,178   $1,090,705
                                               ==========   ==========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                   $   22,601   $   25,439
    Income taxes                               $   21,600   $   19,550

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1998 and 1997

                                                  1998         1997
OPERATING ACTIVITIES                           ----------   ----------
  Net Income/<Loss>                            $   97,746   $  204,912
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                 370,015      344,611
    Deferred income taxes                          41,629       12,051
    Loss (gain) on sale of equipment                    0       (8,107)
    Increase in cash value of life insurance      (18,943)     (18,746)
    Adjustments to post retirement benefits       (53,376)     (60,744)
  <Increase> decrease in:
    Trade receivables                            (754,783)    (173,116)
    Cost and estimated earnings in excess
       of billings on uncompleted contracts      (117,216)           0
    Inventories                                   203,308      133,344
    Prepaid Expenses                               (6,597)     (40,679)
    Model placement cost                         (134,514)           0
    Income taxes receivable                      (129,495)           0
  <Decrease> increase in:
    Accounts payable and other Liabilities        387,581      325,909
    Accrued compensation                          118,260       79,534
    Customer deposits                              95,176     (145,927)
    Income taxes payable                           (5,847)     100,004
                                               ----------   ----------
  Net cash provided by (used in)
      operations                                   92,944      753,046
                                               ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment            0        5,813
  Purchase of plant & equipment net of
    debt incurred 1998 $0, 1997 $0                (99,060)    (506,640)
  <Increase> decrease in notes receivable
  arising from sales                              165,677     (143,787)
  <Increase> decrease in certificates of deposit        0      100,000
                                               ----------   ----------
  Net cash provided by (used in)
     investing activities                          66,617     (544,614)
                                               ----------   ----------
FINANCING ACTIVITIES
  Short-term borrowings                           400,000            0
  Cash dividends paid                             (74,278)     (74,308)
  Payments on Short-term borrowings              (400,000)           0
  Payments on Long-term Debt                     (150,000)    (150,000)
  Debt issue costs, net of debt incurred
    1998 $60,245, 1997 $0                          63,215        2,970
  Funding of reimbursement account                 31,792       31,682
  Earnings on unused bond proceeds                112,896       (6,104)
                                               ----------   ----------
  Net cash provided by (used in)
     financing activities                         (16,375)    (195,760)
                                               ----------   ----------
    Net increase (decrease) in cash               143,186       12,672
CASH
  Beginning                                       589,992    1,078,033
                                               ----------   ----------
  Ending                                       $  733,178   $1,090,705
                                               ==========   ==========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                   $   79,567   $  82,346
    Income taxes                               $   73,654   $  39,200

Accompanying notes are an integral part of these financial statements.

                              MOD-U-KRAF HOMES, INC

                      Management's Discussion and Analysis
                        of the Second Quarter Statements

    Net sales for the third quarter of 1998 were $4,207,328 as compared to $4,071,833 for the third quarter of 1997, a 3% increase.  Sales for the first nine months of 1998 were $10,829,329 as compared to $12,326,097 in 1997 for a decrease in sales volume of 12%.

    Cost of Sales was 79.96% of net sales for the third quarter of 1998
and  78.74% for the  third quarter of 1997.   For the first nine months
cost of sales was 77.50% for 1998 compared to 77.85% for 1997. We are experiencing unfavorable variances in our production labor and manu-facturing expense in our new production facility. We are still working to stabilize our production crews and raise our production volume to absorb the additional overhead.

    Selling, General and Administrative expenses was 20.35% of net sales for the third quarter of 1998 and 19.82% for the same quarter of 1997. They were 20.55% for the first nine months of 1998 compared to 19.03% for the same period in 1997.

    The net income for the third quarter of 1998 is $28,288 compared to net income of $29,286 for the third quarter of 1997. This is $0.03 per share for the third quarter of 1998 and $0.04 per share for the same period in 1997. Net income for the first nine months is $97,746, $0.12 common share for 1998, compared to $204,912, $0.25 per common share, for 1997.

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

                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair statement of the results for the quarter ended September 30, 1998.
    The results for the quarter ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenue during the balance of the year.

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

    The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

3.  Cost and estimated earnings on uncompleted contracts
                                                       1998         1997
                                                       ----         ----
    Costs incurred on uncompleted contracts         1,744,395         -
    Estimated earings                                 649,624         -
                                                    ---------    -------
                                                    2,394,019         -
    Less billings to date                           2,230,795         -
                                                  -----------    -------
    Costs and estimated earnings in excess
      of billings on uncompleted contracts            163,224         -
                                                  =========      =======
4.  Inventories
    The components of inventories are as follows     1998         1997
                                                     ----         ----
    Raw Materials                                   858,597      950,935
    Work-In-Progress                                195,732      312,120
    Finished Goods                                  573,366      598,774
    Land and Units held for sale                    422,060      363,173
                                                  ---------    ---------
                                                  2,049,755    2,225,002
                                                  =========    =========

5.  Notes Receivable                                 1998         1997
                                                     ----         ----
    Various mortgage notes receivable secured by
     deeds of trust                                 159,381      165,563
    Various construction loans(all current)         495,646      940,099
    Demand note receivabe with interest payable
     quarterly at 9%, unsecured                       3,938        8,425
    Life insurance note receivable from an
     officer of the Company(non-interest bearing)     2,038        2,452
    Note receivable from the President, payable
     in annual principal installments of $5,625
      with interest at 5.03%                         11,250       16,875
                                                  ---------    ---------
                                                    672,253    1,133,414
        Less current portion                        510,038      954,878
                                                  ---------    ---------
                                                    162,215      178,536
                                                  =========    =========

6.  Property and Equipment                           1998         1997
                                                     ----         ----
    Land and improvements                           775,724      773,539
    Buildings                                     2,918,912    2,948,351
    Manufacturing equipment                       2,237,585    2,089,843
    Other furniture, fixtures and equipment         642,558      639,130
                                                  ---------    ---------
                                                  6,574,779    6,450,863
        Less accumulated depreciation            (2,869,390)  (2,392,950)
                                                  ---------    ---------
                                                  3,705,389    4,057,913
                                                  =========    =========

7.  Deferred Compensation, Related Parties           1998         1997
                                                     ----         ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1998 and 1997.                                  438,467      475,211

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1998 and 1997.                      455,514      482,271

    Present value of estimated post-retirement
    benefits other than pensions discounted at
    8.50% in 1998 and 1997.                         127,950      128,960
                                                  ---------    ---------
                                                  1,021,931    1,086,442
        Less Current Maturities                      76,559       70,947
                                                  ---------    ---------
                                                    945,372    1,015,495
                                                  =========    =========

8.  Long-Term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the constructin of a manufacturing facility. The Series 1995 variable Rate Demand Indutrial Revenue Bonds are secured by the Company's irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance wiht at year end. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in annual principal amounts of $150,000 through 2015. The interest rate was 4.00% at September 30, 1998.

    The Company has entered into an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and  interest payments on the bonds and is payable in monthly installments currently estimated at $22,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest
    and fees related to the Bonds.   The Company also agreed to maintain
    an additional required deposit in the Reimbursement Account equal to 55 days of interest at 15.0% on the bonds. As of September 30, 1998, the Reimbursement Account balance was as follows:

         Required prepaid interest deposit        $ 67,810
         Unused monthly principal deposits          37,500
         Earnings                                   23,140
                                                  --------
                                                  $128,450

    The Company's policy is to reflect the balance of the Reimbursement Account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of September 30, 1998, $3,000,000 of the bond proceeds have been drawn
    from the  trustee.   The Company's  obligation under the  asset sale
    agreement is reflected at the amount of bond proceeds that have been drawn. Unused bond proceeds of $60,245 at June 30, 1998 were used for building improvements and working capital during the third quarter.

    Amounts earned on bond proceeds prior to their being drawn from the trustee are to be applied to principal reduction in the future. These earnings amounted to $716 at September 30, 1998. This reflects the July withdrawal of $112,896 of earnings along with the above mentioned bond proceeds to be used as working capital.

    Debt issue costs will be amortized over the life of the bonds.

9. The Board Of Directors of Mod-U-Kraf Homes, Inc. on November 4, 1998 declared a $.03 per share cash dividend on all shares outstanding on November 20, 1998 and to be paid on December 4, 1998.

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