Form 10KSB
period 1998-12-31
MOD U KRAF HOMES INC
filed 1999-03-25
CIK 67251

I enclose for filing the Annual Report on Form 10-KSB of Mod-U-Kraf Homes, Inc. for the year ended December 31, 1998. The financial statements included in the Annual Report do not reflect any change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices.

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

      (Mark One)
     [ X ] Annual report under Section 13 or 15(d) of the Securities
Exchange
Act of 1934 (Fee required)
     For the fiscal year ended  December 31, 1998
                               -------------------
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


	State issuer's revenues for its most recent fiscal year. $15,586,511
                                                           -----------

	State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                        $2,979,433 at March 17, 1999


                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of March 16, 1999.

               825,649 shares of Common Stock, $1 par value


	Transitional Small Business Disclosure Format: Yes [   ] No [ X ]


Item 1.    Description of Business
           -----------------------
	Mod-U-Kraf Homes, Inc. (the "Company"), was incorporated as a Virginia corporation on August 19, 1971. It is engaged in the business of manufacturing and selling custom-built sectionalized single family housing units of its own design. The Company also customizes a commercial line of products consisting of multi-family and diversified specialty structures.
	The Company's sectionalized housing units, available in 65 standard models, ranging in size from 705 square feet to 4,300 square feet for one and two family dwellings, consist of two or more virtually complete sections which are manufactured side by side on an assembly line. Various designs are available, including Victorian, Cape Cod, vacation homes, two stories and country homes.  There are over 100 options to allow for custom choices.
 Interior designs provide for great rooms, spacious kitchen-dining-living areas, ample closets, and fireplaces. Multi-family projects can contain up to 24,000 square feet and are custom designed to meet the needs of the builder and as dictated by building site conditions (including inside and outside painting and installation of kitchen cabinets and floor coverings).
 After completion, the units are loaded on specially designed transporters for delivery to the building site where they are off-loaded to a permanent foundation previously prepared by the purchaser. After the sections are off-loaded, either by crane or rollers, they are secured together by a "zip up" procedure.  The purchaser may then complete the sections by making plumbing and electrical connections, carrying out final grading and landscaping, and adding brick veneer, if desired. Prices on our products can vary depending upon the region into which they are to be shipped. The Company believes that when completely erected on a lot, landscaped and ready for occupancy, its single family homes retail from $55,000 to $320,000 or more depending on the cost of the lot.  The prices of multi-family projects can range up to $1,300,000 or more depending on the total size of the project.
	During the past several years, the Company, utilizing the manufactured section concept, has increasingly entered into a new commercial building market consisting of condominiums, town-house apartments, dental clinics, medical office buildings, churches, motels and many other commercial structures adaptable to the Company's manufacturing methods and capabilities.
	During 1998, the Company produced 291.5 units as compared to 347.5 units in 1997. Gross sales of $15,586,511 and $16,072,448 in 1998 and 1997 were comprised of 301.5 and 335.0 units sold, respectively.
	The chief raw materials used in production are lumber and lumber products, including plywood, moldings, door and window assemblies: general building materials such as roofing, insulation, wallboard, fixtures and hardware; and heating equipment and other appliances. These materials are presently available at competitive prices through several suppliers serving the area, and the Company has not experienced and does not foresee dependency upon any single source of supply for raw material. The price of lumber has been subject to significant fluctuations which may affect the Company's profit margin and the prices it charges for its products. The Company passes increased cost on to its customers by increasing sales prices from time to time.
	At March 1, 1999, the Company had a backlog of un-shipped orders for
108.0 units (representing approximately $4,764,418 in gross sales).
Comparable backlog figures at March 1, 1998 and 1997 were 70.0 units (representing approximately $3,125,458 in gross sales) and 58.0 units (representing approximately $2,535,317 in gross sales), respectively. The Company believes that approximately 80% of the orders comprising the current backlog are firm. The Company believes that 20% of the back log balance may not be treated as firm due to a variety of factors, including unavailability of financing for its customers, title defects or objections with respect to land upon which customers expect to erect their homes, and weather conditions which can affect delivery against contracts. The average time required between booking and shipment of an order is approximately 75 days.
	Company units are sold primarily in Virginia, Maryland, West Virginia and North Carolina, although some sales have been made in South Carolina, Kentucky, Ohio, Delaware, Tennessee, Pennsylvania and New Jersey. The
Company offers its products primarily to home builders, land developers and realtors, although the company also acts as a "turnkey" contractor, selling several sectionalized homes directly to retail customers and, depending on the contract, either "zipping-up" the units or completing the entire home to final grade.  Orders consist primarily of from one to three homes, although larger orders are accepted.
 	The Company does not have long-term agreements with any customer and does not have any single customer or large group of customers upon which a material part of its business depends. Sales terms are flexible, varying from cash 15 days prior to delivery to a completely secured sale with a nominal down payment, in which the Company provides construction financing pending sale of the units and disbursement of financing by the permanent
lender.  	The Company provides permanent financing in connection with a small number of sales. (See Note 3 of Item 7, Financial Statements)
	The Company does not have any material patents, licenses, franchises or concessions, has not made any material expenditures for research and development during the past three years and does not anticipate doing so.
The Company employs approximately 31 persons on its administrative and office staff, 19 persons on its sales staff and 160 persons on its production and delivery staff. None of its employees is represented by a labor union. The Company's employment level has fluctuated, and will continue to fluctuate with the demand for code-complying manufactured housing. Production employment levels have been stable for the last two years and are expected to remain stable with the new manufacturing facility in operation.
	Competition in the housing industry is intense. The Company competes not only with local, regional and national producers of manufactured housing, including modular, panelized and mobile homes, but also with local, regional and national home builders as well. Many of these competitors have financial resources and productive facilities which far exceed those of the Company. Moreover, five manufactured housing firms have plants located in or near Rocky Mount, Virginia, and the Company must accordingly compete with these firms for labor as well as sales.
	To the extent weather conditions affect the construction or erection of houses, the business of the Company can be seasonal, with a larger portion of sales and shipments of its units occurring in the warmer months of the year, generally from May through November, than during the winter months.
	To the best of its knowledge, the Company is in compliance with all applicable regulations and does not currently foresee that material capital expenditures will be necessary to maintain such compliance or that future compliance will significantly affect the earnings or competitive position of the Company.
	The marketing direction of the Company has recently developed two thrusts. While the overall trend has been towards larger structures, the Company has developed a series of smaller, lower-cost units to enable it to compete for entry-level housing and governmental loan programs.
Improvements made in manufacturing facilities have put the Company in the position to produce both large and smaller units efficiently.

	The products of the Company are manufactured at two facilities in Rocky Mount, Virginia. See Item 2, below. The original plant has a production capacity of 5 units per week and the new facility has a production capacity of 15 units per week.

Item 2.	Description of Property.
        -----------------------

	The Company's production and transportation office and original manufacturing plant are located in a one-story steel building, approximately
35 years old, on State Highway 40, one mile east of Rocky Mount, Virginia.
The building is insulated and heated with a concrete floor and totals 20,000 square feet. Production and transportation offices, located within the plant facility, are air conditioned and contains approximately 1,000 square feet of floor space. In 1982 there was a one story metal and wood plumbing and electrical storage addition with 700 square feet and a one story metal and wood breakroom addition, heated and air conditioned, with 700 square feet completed. In 1984 construction was completed on a 7,200 square foot addition to the plant. In 1988 a one story metal and wood addition containing a supply room and a "Binks" paint booth was completed containing 1,600 square feet. In 1993 a one story metal building that was built in 1984 which has a concrete floor and 16' overhead doors and has 3,600 square feet was converted to a component manufacturing area. A small portion of the plant is used for storage of materials which will not withstand exposure to the elements.
Total manufacturing area contains approximately 33,800 square feet of space.
	Four enclosed storage buildings on the property adjacent to the manufacturing plant are used to store materials. These buildings are wood and metal construction with concrete floors and either three or four walls enclosed. Total enclosed storage is 17,370 square feet.
	The corporate headquarters building, including the engineering office, which is located adjacent to the Rocky Mount plant, was completed and occupied in December 1973 and contains over 7,800 square feet of office space. The building was constructed in the Rocky Mount plant from seven single modules completed in the plant with plant installation of wiring, lighting, plumbing, carpet, vinyl, and rest rooms with ceramic walls and floors.
    The property is served by a rail siding. The property includes approximately seven acres of land that provides for, in addition to the plant buildings, storage buildings and corporate headquarters building, room for employee and visitor parking, storage of completed sections pending shipment and two sales models.
	In October 1977, the Company purchased a 10-acre parcel adjacent to its Rocky Mount facilities for possible future expansion. In March 1993, an additional 16.92 acres were purchased adjacent to the 10 acre parcel. In October 1994 the Company exchanged, at no cost, 20.229 acres of the total
26.92 acres for 17.983 acres in the Franklin County/Town of Rocky Mount, Virginia Industrial Park. After the exchange, there are remaining 6.691 acres owned by the Company adjacent to its Rocky Mount facilities.

	The 7 acre parcel that contains the manufacturing, storage and office buildings are separated from the 6.691 acre parcel referred to above by a rail line.
	The Company's second manufacturing facility is located on 17.983 acres in the Franklin County/Town of Rocky Mount, Virginia Industrial Park. The facility is a steel building, insulated with a standing rib roof. The
104,325 square foot building has a 32'6" eave height and has a sprinkler system throughout. There is 6,680 square feet of mezzanine for additional storage and 800 square feet of office space inside the building. The size of the building allows for storage of all materials for the construction of the units, reducing damage to inventory due to movement and weather. The entire floor area is covered by 6" of finished concrete. There are 10 large doors of which 8 are designed for "drive" through and 2 are "dock" doors for receiving materials. There are five 4 ton bridge cranes installed to assist in the "off-line" production of various components such as floor systems, walls, and roof systems. The entire building is heated by propane with an air rotation system. To allow for future expansion of the building, an additional 8,750 square feet of finished floor and grade beams have been added to the building. Three storm water run-off retention ponds are located on the property. All roof drains on the building have been "piped" to those ponds. The remainder of the finished lot is covered by a 6" compacted surface with approximately 42,000 square yards of high traffic area underlaid with a surface retention fabric. The property is fenced for security purposes. The IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of this manufacturing facility.
The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank.
	The Company's transportation and delivery fleet consists of ten tractor cabs and 57 trailers, all of which are owned by the Company. Four of the tractor cabs were purchased in 1996 and these transporters were placed in service during the first quarter of 1997. To plan for our increased production and more demanding state transportation regulations, the Company ordered four additional modular transporters in 1996 and placed them in service in 1997.
	The Company considers its properties and equipment generally to be well maintained and in good condition, and adequate for the needs of its business. All properties are considered to be adequately insured by the Company.

Item 3.  	Legal Proceedings.
          ------------------
      	None

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

       None

Item 5.	Market for Common Equity and Related Stockholder Matters.
          --------------------------------------------------------


	The Corporation's common stock is traded in the over-the-counter market. The number of shareholders as of February 12, 1999 was 384. The range of bid and ask quotations and dividends declared for the last two calendar years are listed below.

	QUOTATIONS ON COMMON STOCK

	               1998                          1997           Dividends
            BID            ASK            BID            ASK       Declared
     	 High    Low    High    Low    High   Low    High    Low     1998  1997

First  6        --    7 1/2    --    7      4 7/8  10      5 3/4  $0.03 $0.03
Second 5 7/8    --    7 1/2    --    7 1/2  7      10      9      $0.03 $0.03
Third  5 7/8    --    7 1/2    --    7 1/2  7 1/2  9 1/2   8 1/2  $0.03 $0.03
Fourth 5 7/8  5 3/4   8       7 1/2  7 1/2  5 7/8  9 1/2   7 1/2  $0.03 $0.03


Source:  Wheat First Union & Koonce Securities, Inc.

For the past 85 consecutive quarters a quarterly dividend of $0.03 per share of common stock has been declared. The Company presently expects to pay dividends in the future as earnings permit. The quotations herein reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.


Item 6.	Management's Discussion and Analysis of Financial Condition and
            Results of Operations.
          ----------------------------------------------------------

	Net Sales for 1998 of $15,586,511 decreased 3.08% over 1997 net sales of $16,072,448. This decrease in revenues is the result of a 10% decrease in the number of modular units sold due to the wet weather and sluggish demand the first part of the year and a lack of production capacity the last part of the year with only one plant running.
	Finished goods inventory has been reduced to normal operating levels as of the end of the year. This is in contrast to the unusually high inventory we were carrying at the end of 1997 due to the wet weather.
The first quarter of 1998 was also affected by the extreme weather conditions. Inventory remained high while depressing sales volume.
It was not until the middle of the second quarter that we were able to resume a normal delivery schedule. These factors in addition to some unfavorable manufacturing variances we expericened during the year reduced sales revenue and net income to levels below those of 1997.
	Gross Profit percentage increased in 1998 to 22.13% from 21.52% in 1997. The manufacturing process in our new facility is beginning to show improvement after the initial decline its first full year of operation. Additional improvement is planned for the upcoming year to return the process to past operating levels.
	Our Selling, General and Administrative Expense has remained stable with prior year. Actual dollars spent increased only 0.60% for the year. The percentage to net sales increased only slightly for 1998 to 19.90% from 19.18% in 1997.
	We are reporting a Non-operating expense for the year as opposed to Non-operating income in prior years due to a increase in bond expense and a reduction of interest income. Our cash flow the first quarter of 1998 was negative requiring us to utilize a line of credit temporarily until the weather broke. This reduced the cash available for investment to zero until the middle of the third quarter.
	Management believes that the market for its modular housing is likely to remain strong for the foreseeable future. The Company intends to capitalize on this anticipated demand by improving its production capaciities and efficiency, resulting in improved revenues and gross profit margins. The Company's success in realizing these goals will be affected by weather conditions in its market and its ability to effectively control manufacturing costs, both of which may negatively impact performance.
Demand for the Company's products also is sensitive to general economic conditions in its market and would be negatively affected by any economic downturn.

	The year 2000 assessment of our internal computer systems has been completed. Our computer systems and software are year 2000 compliant.
Certain key vendors have informed us that they do not expect disruptions of services relating to the year 2000 problem, but plans have been made to survey our remaing key vendors by mid-year 1999. We do not foresee a significant impact on our financial position as a result of this issue.
	On December 18, 1997, management of the Company determined to temporarily suspend production at its Highway 40 facility. The suspension was required by adverse weather conditions that delayed the Company in delivering new units. Production at that facility remained idle throughout all of 1998. The new production faciltiy was sufficient to meet our production needs up until the fourth quarter of the year. Demand was approaching a level necessitating either re-opening the old plant or risk losing sales due to the production backlog of houses waiting to go into the new plant. Preparations were begun in December to retool and restock the old plant. Production resumed in the Highway 40 facility on January 4, 1999 and is expected to remain operating for the foreseeable future.

Capital Resources and Liquidity

      Total funds generated were sufficient to meet the requirements for plant and equipment, debt retirement and dividends. By virtue of the cash and accounts receivable levels, the company feels that it has adequate liquidity for continued successful operations.
      The Company completed and put into operation our new manufacturing facility in August 1996. The cost of the 104,000 sq. ft. facility, including improvements and equipment was approximately $2,800,000 which was financed by an Industrial Development Bond Issue. The debt associated with this issue has a remaining life of 17 1/2 years and bears interest at a variable rate based on variable, tax exempt bonds. At December 31, 1998, the actual interest rate was 4.15%.
     The Company believes that the effect of inflation on the results for the periods presented is not material. To the extent permitted by competition, the Company passes increased cost on to its customers by increasing sales prices from time to time.


Item 7.	Financial Statements.
          ---------------------

                  MOD-U-KRAF HOMES, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL REPORT
                             December 31, 1998

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

                              * * *

	INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Mod-U-Kraf Homes, Inc. and Subsidiary
Rocky Mount, Virginia


   We have audited the accompanying consolidated balance sheets of Mod-U-Kraf Homes, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1998, 1997, and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mod-U-Kraf Homes, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.


                                    Brown, Edwards & Company, L.L.P.

                                    CERTIFIED PUBLIC ACCOUNTANTS

Roanoke, Virginia
January 25, 1999



                              * * *

                  MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS
                       December 31, 1998 and 1997

            ASSETS                          1998            1997
CURRENT ASSETS
  Cash and cash equivalents            $  1,653,742        589,992
  Trade and other receivables               351,972        145,444
  Inventories (Note 2)                    1,618,016      2,253,063
  Notes receivable(Note 3)                  645,962        661,762
  Income taxes receivable (Note 7)           76,900            -
  Prepaid expenses                           34,627         44,886
                                          ---------      ---------
            Total current assets          4,381,219      3,695,147

NOTES RECEIVABLE (Note 3)                     7,663        176,168

PROPERTY AND EQUIPMENT(Note 4)            3,574,488      4,022,354
OTHER ASSETS
  Deferred taxes (Note 7)                   416,381        464,273
  Cash surrender value of officers' life
  insurance                                 157,732        137,878
  Reimbursement account (Note 6)            155,160        160,242
  Earnings on unused bond proceeds (Note 6)     -          113,612
  Debt issue costs                           65,390         69,350
  Model Homes                               477,257        236,017
                                           ---------      ---------

                                         $9,235,290     $9,075,041
                                          =========      =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 6)                           $    150,000     $  150,000
  Postretirement benefits (Note 5)           78,279         71,933
  Accounts payable, trade and other
    liabilities                             545,378        366,310
  Accrued compensation                      220,408        161,512
  Customer deposits                         157,200         83,727
  Income taxes payable (Note 7)                 -            5,847
                                          ---------      ---------
            Total current liabilities     1,151,265        839,329
POSTRETIREMENT BENEFITS(Note 5)             925,123      1,003,374
LONG-TERM DEBT (Note 6)                   2,400,000      2,489,755
COMMITMENTS AND CONTINGENCIES (Notes 6
 and 11)                                        -                -
                                          ---------      ---------
            Total liabilities             4,476,388      4,332,458
                                          ---------      ---------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
   2,000,000 shares authorized; 825,649
   shares issued and outstanding       $    825,649     $  825,649
  Additional paid-in capital                459,671        459,671
  Retained earnings                       3,473,582      3,457,263
                                          ---------      ---------
                                          4,758,902      4,742,583
                                          ---------      ---------
                                       $  9,235,290     $9,075,041
                                          =========      =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              * * *

                    MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
                Years Ended December 31, 1998, 1997, and 1996

                                 1998         1997          1996
                              ----------   ---------     ---------
Net sales                    $15,586,511 $16,072,448   $11,372,471

Cost of goods sold (Note 12)  12,137,023  12,613,342     8,625,822
                              ----------   ---------     ---------
         Gross profit          3,449,488   3,459,106     2,746,649

Selling, general and
  administrative expenses      3,101,123   3,082,660     2,423,006
                              ----------   ---------     ---------
         Operating income        348,365     376,446       323,643

Postretirements benefits
  expense (Note 5)                88,666      89,132       101,877

Non-operating income(expense),
 net (Note 10)                   (83,863)        346        68,365
                              ----------   ---------     ---------

  Income before income taxes     175,836     287,663       290,131

Federal and state income tax
  expense (Note 7)                60,439     106,978       112,468
                              ----------   ---------     ---------

            Net income       $   115,397   $ 180,685    $  177,663
                              ==========   =========     =========

Earnings per share           $     .14    $      .22     $     .22
                              ========     =========      ========

The Notes to Consolidated Financial Statements are an integral part of these statements.



                     MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                 Years Ended December 31, 1998, 1997, and 1996



                                    1998     1997        1996
                                ---------- ---------- -----------

 Balance, beginning              3,457,263  3,375,656   3,297,071

  Net income                       115,397    180,685     177,663

  Dividends paid
  ($.12 per share)                 (99,078)   (99,078)    (99,078)

                                  -------   ---------   ---------
Balance, ending                $ 3,473,582 $3,457,263  $3,375,656



The Notes to Consolidated Financial Statements are an integral part of these statements.

                              * * *

                   MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ended December 31, 1998, 1997, and 1996


                                   1998         1997        1996
                                ---------    ---------   ---------
OPERATING ACTIVITIES
  Net income                   $  115,397      180,685   $  177,663
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    Depreciation and
      amortization                517,421      487,496      286,333
    Deferred taxes                 47,892       21,866       22,100
    Loss (gain) on sale
      of equipment                 21,807    (   4,706)         170
    Increase in cash value of
      life insurance            (  19,854)   (  21,651)   (  20,787)
    Adjustment to post-
     retirement benefits        (  71,905)   (  71,879)   (  59,002)
    Change in certain current
     assets and liabilities:
       (Increase) decrease in:
         Trade and other
           receivables          ( 206,528)   (  92,516)      10,938
         Inventories              635,047       36,633    ( 989,580)
         Income tax receivable  (  76,900)      46,123    (  46,123)
         Prepaid expenses          10,259    (   1,496)       1,566
         Model homes            ( 264,755)   ( 158,067)         -
       (Decrease) increase in:
         Accounts payable,
           trade and other
           liabilities            179,068    ( 158,918)     168,522
         Accrued compensation      58,896    (  39,609)   (  30,905)
         Customer deposits         73,473    ( 209,928)     270,340
         Income taxes payable   (   5,847)       5,847    (  60,364)
                                ---------    ---------   ---------
            Net cash provided
             by operating
             activities         1,013,471       19,880    ( 269,129)
                                ---------    ---------   ---------
INVESTING ACTIVITIES
  Proceeds from sale of
    equipment                      45,003        8,200         -
  Purchase of property and
   equipment, net of debt
   incurred 1998 $60,245:
   1997 $-0-; 1996 $1,554,961   (  48,645)   ( 602,303)  ( 379,746)
  Principal received on notes
  receivable                      299,486      852,984     820,271
  Notes receivable arising
    from sales                 (  115,181)  (  701,287) (  706,246)
  Decrease (increase) in
    certificates of deposit           -        200,000     489,000
                                ----------    ---------   ---------
     Net cash provided by
      (used in) investing
      activities                  180,663   (  242,406)    223,279
                                ----------    ---------   ---------
FINANCING ACTIVITIES
  Payments on long-term debt    ( 150,000)   ( 150,000)  ( 150,000)
  Cash dividends paid           (  99,078)   (  99,078)  (  99,078)
  Funding of reimbursement
    account                         5,082    (   7,536)  (   7,190)
  Earnings on unused
    bond proceeds                 113,612    (   8,138)  (  47,350)
                               ----------    ---------   ---------
      Net cash used in
       financing activities     ( 130,384)   ( 264,752)  ( 303,618)
                               ----------    ---------   ---------
      Increase in cash and
       cash equivalents         1,063,750    ( 487,278)  ( 349,468)

CASH AND CASH EQUIVALENTS
  Beginning                       589,992    1,077,270   1,426,738
                                ---------   ---------    ---------
  Ending                       $1,653,742   $  589,992  $1,077,270
                                =========   =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash payments for:
    Income taxes, net of
      refunds received         $   95,294  $    3,142  $  218,955
                                =========   =========    =========
    Interest                   $  101,521  $  104,746  $   54,707
                                =========   =========    =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              * * *

                   MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1998


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

         Valuation of Trade Receivables:
         ------------------------------
         Trade and notes receivable are stated at face amount with no allowance for doubtful accounts because probable uncollectible accounts are immaterial.

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

         Earnings Per Share:
         ------------------
         Primary and fully diluted earnings per common share are based on the weighted average number of shares of common stock outstanding and common stock equivalents of dilutive stock options. The weighted average number of actual shares outstanding was 825,649 for 1998, 1997 and 1996.

         Advertising costs:
         -----------------
         Advertising costs, which consist primarily of newspaper and yellow page advertisements, brochures and signage are expensed as incurred

         Reclassification:
         ----------------
         The amounts presented for 1997 and 1996 have been reclassified, where appropriate, to conform to the presentation used for 1998.

Note 2.  Inventories

         The components of inventories are as follows:

                                          1998            1997
                                      -----------     -----------
            Raw materials            $    761,513    $    779,048

            Work-in-process               203,636         227,072

            Finished goods                360,451         847,411

            Land and units held
              for sale                    292,416         399,532
                                      -----------     -----------
                                     $  1,618,016    $  2,253,063
                                      ===========     ===========

         Total general and administrative costs incurred and the portion of those costs remaining in inventory are as follows:
                                1998         1997         1996
                              --------     --------     --------

           Incurred          $ 975,754    $ 983,821    $ 865,408
                              ========     ========     ========
           Remaining in
            inventory        $  43,401    $  60,997    $  49,853
                              ========     ========     ========
Note 3.  Notes Receivable

         Notes receivable consist of the following:

                                                1998        1997
                                               --------    --------
        Mortgage notes receivable,
        interest ranging from 8% to 10%,
        payable in various monthly install-
        ments and balloon payments due at
        various dates through August 1999.
        Secured by deeds of trust on
        certain real estate.                 $  157,718  $  164,172

        Credit line deed of trust notes
        receivable, interest ranging from
        0% to 10.5%, payable at various
        dates through 1999.  Secured by
        deeds of trust on certain real estate.  478,862     647,370

        Note receivable from the President, pay-
        able in annual principal installments of
        $5,625 plus interest at 5.03%, secured
        by common stock of the Company.          11,250      16,875

     	  Other notes                               5,795       9,513
     	                                        ---------   ---------
                                                653,625     837,930
                Less current portion           (645,962)   (661,762)
                                              ---------   ---------
                                             $    7,663  $  176,168
                                             ==========  ==========

                              * * *

Note 4.  Property and Equipment

         Major classes of property and equipment are as follows:

                                               1998         1997
                                            ---------     --------
            Land and improvements          $  775,724   $  774,774
            Buildings                       2,918,912    2,948,351
            Manufacturing equipment         2,150,733    2,055,831
            Other furniture, fixtures
              and equipment                   660,203      716,198
                                            ---------    ---------
                                            6,505,572    6,495,154
           Less accumulated depreciation   (2,931,084)  (2,518,808)
                                            ---------    ---------
                                            3,574,488    3,976,346

           Construction in process                -         46,008
                                            ---------    ---------
                                           $3,574,488   $4,022,354
                                            =========    =========
           Maintenance and repairs expense incurred amounted to $169,324, $219,212 and $173,605 for 1998, 1997, and
           1996, respectively.

Note 5.  Postretirement Benefits

         The Company is obligated under postretirement benefits agreements with two former officers. The present value of
	   these obligations, discounted at 8.5% are as follows:

                                               1998         1997
                                             ---------   ----------
         Deferred compensation benefits
         payable to the widow of O.Z. Oliver,
         former Treasurer and Chairman of
         the Board, at $6,311 monthly until
         the earlier of her death or
         September 2006.                     $  428,786  $  466,315

         Deferred compensation benefits
         payable to Robert K. Fitts, former
         President and Chairman of the Board,
         at $5,560 monthly until his death
         after which the benefits are payable
         to his spouse, Mary L. Fitts until
         the earlier of her death or July
         2007.                                  475,793     500,903

         Postretirement benefits other than
         pensions. Details are presented below. 126,125     133,199
                                              ---------   ---------
                                              1,003,402   1,075,307
                  Less current portion          (78,279)    (71,933)
                                              ---------   ---------
                                             $  925,123  $1,003,374
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

                              * * *

Note 6.  Debt

         On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar
         Bank holds a first lien and security interest on the new facility. The bonds are payable in equal annual principal amounts of $150,000 through 2015. The interest rate was 4.15,
         4.25 and 4.10 percent at December 31, 1998, 1997 and 1996, respectively.

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

                                                 1998         1997
                                                 ----         ----
           Required prepaid interest deposit  $ 67,811    $  67,811
           Unused monthly principal deposits    75,000       75,000
           Earnings                             12,349       17,431
                                              --------     --------
                                              $155,160    $ 160,242
                                              ========     ========

         The Company's policy is to reflect the balance of the reimbursement account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

         In July 1998, all of the remaining bond proceeds were drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn less cumulative payments of $450,000. The unused proceeds and related earnings at July 1998 were used to complete additions to the new manufacturing facility and for bond related expenses.

         Debt issue costs will be amortized over the term of the debt, or 20 years.

	   Lines of Credit
	   ---------------
	   The Company has a $500,000 line of credit with Crestar Bank bearing interest at LIBOR plus .75%. The line is secured by a first lien and security interest on the new facility,
	   is payable on demand, and expires January 31, 2003.

	   The Company also has an unsecured $500,000 line of credit with Bank of Ferrum bearing interest at LIBOR plus 2.00%, payable on demand, with no extablished expiration.




Note 7.  Income Taxes

         The provision for income taxes consists of the following
         components:
                                 1998       1997        1996
                              ---------   --------    --------
          Current              $ 12,547   $ 85,112    $ 90,368

          Deferred               47,892     21,866      22,100
                                -------    -------     -------
                               $ 60,439   $106,978    $112,468
                               ========   ========    ========

Deferred taxes results from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of the differences and the tax effect of each are as follows:

                                      1998       1997      1996
                                    --------  --------  ---------
     Differing cost basis of
       property and equipment      $  15,278 $   4,394  $   8,067

     Amounts expensed when
       incurred, deducted when paid:
       Deferred Compensation          26,782    27,314     21,959
       Warranty & accrued vacation     1,058  (  8,675)  (  4,658)
       Other, net                      4,774  (  1,167)  (  3,268)
                                    --------   -------   --------
                                   $  47,892 $  21,866   $ 22,100
                                    ========   =======   ========

                              * * *

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to income before taxes for the following reasons:

                       1998             1997             1996
                   ---------------  ---------------  --------------
                          Percent          Percent          Percent
                             of               of               of
                           Pretax           Pretax           Pretax
                   Amount  Income   Amount  Income   Amount  Income
                  -------- ------  -------- ------  -------- ------
Tax expense at
  federal rate    $ 59,784  34.0%  $ 97,805  34.0%  $ 98,645  34.0%
Increase (decrease)
 in taxes from:
 State taxes, net
 of federal tax
 effect              7,033   4.0%    11,507   4.0%    11,605   4.0%
 Other, net        ( 6,378) (3.6%)   (2,334) (0.8%)    2,218   1.0%
                   --------  -----  --------  -----  --------  ----
                  $ 60,439  34.4%  $106,978  37.2%  $112,468  39.0%
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


 Note 9. Profit Sharing Plan and Trust

         The Company has a contributory profit-sharing plan complying under Section 401(k) and certain other provisions of the Internal Revenue Code. The plan covers a majority of all employees meeting minimum eligibility requirements. Participants may elect to have before-tax (salary reduction) contributions to be made to the plan on their behalf. The Company matches such before-tax contributions in the proportion determined by the Board of Directors at its discretion on an annual basis. Additionally, the Company may at the Board's discretion make an additional contribution based on the Company's pre-tax earnings. The Company's total contributions to the plan were $27,815, $46,134, and $40,142 for 1998, 1997 and 1996, respectively.

                              * * *

Note 10. Non-operating Income(Expense)

         Non-operating income(expense)consists of the following:

                                  1998        1997        1996
                                --------    --------    --------
         Interest income       $  79,063   $ 108,421   $ 130,119
         Interest expense      ( 101,668)   (102,290)    (64,603)
         Bond service fees         7,877     (13,260)        -
         Other, net              (69,135)      7,478       2,849
                                --------    --------    --------
                               $ (83,863)  $     349   $  68,365
                                ========    ========    ========

Note 11. Commitments and Contingencies

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

         Death Benefit:
         -------------
         The Company is obligated to provide a death benefit to the estate of the Vice President in the amount of $35,000. The Company has recognized a liability in the amount of $18,223, the estimated present value of this obligation discounted at 8.50 percent. The Company is carrying a term life insurance policy in the amount of $35,000, the purpose of which is to fund the death benefit.

         Sales and Service Tax Audit:
         ---------------------------
         The Company has undergone an audit of its West Virginia sales and service tax returns. The West Virginia Department of Revenue has assessed the Company an additional tax of $117,999 and related interest. The Company's attorneys have filed a Petition for Reassessment with the State. In 1998, West Virginia passed a law exempting modular home sales from these additional taxes but the law is not explicitly retroactive. In the opinion of the Company's legal counsel, the Company's chances of success on the current assessments are favorable.

Note 13. Related Party Transactions

         In the normal course of business, the Company makes purchases from a supplier owned by a director of the Company. Purchases from this supplier totaled $643,094, $760,598 and $662,539 for 1998, 1997 and 1996,
         respectively.

         The Company has a note receivable from the President (Note 3) and is obligated under deferred compensation agreements to two former employees (Note 5).

                              * * *


<end of report>

Item 8.	Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure.
          ---------------------------------------------------------------
	None

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------------------

          The Company's Board of Directors is composed of the following five members.

             Name                    Age        Director Since
            ------                  -----      ----------------
   Edwin J. Campbell  . . . . . . . . 69             1978
   Dale H. Powell   . . . . . . . . . 65             1980
   W. Curtis Carter   . . . . . . . . 80             1991
   Bobbie L. Oliver . . . . . . . . . 66             1994
   Mary L. Fitts  . . . . . . . . . . 59             1994


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

                   SECTION 16(A) BENEFICIAL OWNERSHIP
                           REPORTING COMPLIANCE

	The Company's directors, executive officers and owners of more than 10% Company's shares are required under the Securities Exchange Act of 1934 to file report of ownership and changes in ownership with the Securities
Exchange Commission. Copies of these reports must also be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required; the Company believes that during 1998, all filing requirements applicable to its officers, directors and 10% shareholders were met.

Item 10.   Executive Compensation.
           ----------------------

     The following table presents information relating to total compensation of the Chief Executive Officer of the Company during the periods indicated.


                        SUMMARY COMPENSATION TABLE

                Annual Compensation
                                                           All
     Name and                                  (1)       Other (2)
Principal Position    Year       Salary       Bonus    Compensation

Dale H. Powell        1998      $75,000       $8,995      $14,532
 President and
Chairman of the       1997      $75,000       $9,651      $14,511
Board
                      1996      $75,000      $20,322      $15,278

(1) Bonus is calculated on the prior years' earnings in accordance with Mr. Powell's employment agreement.

(2) Consists of $13,207 of premiums paid annually by the Company on a "split-dollar" insurance policy for 1998, 1997 and 1996, and $1,325, $1,304 and $2,071 of Company contributions to Mr. Powell's profit-sharing plan account for 1998, 1997 and 1996 respectively.

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
          -----------------------------------------------
     Pursuant to a settlement agreement between the Company and the Estate of O. Z. Oliver, deferred compensation benefits of $75,726 were paid to Mr. Oliver's widow, Bobbie L. Oliver, during 1998. In addition, $2,122 was paid in 1998 to Mrs. Oliver for health insurance premiums. Mrs. Oliver, a director, is the sister-in-law of Dale H. Powell, President and Chairman of the Board of the Company and the sister of Mary L. Fitts.

   Pursuant to a settlement agreement between the Company and Robert K. Fitts, deferred compensation benefits of $66,724 and a sum of $10,000 in premiums for life insurance policies assigned to Mr. Fitts were paid to Mr. Fitts in 1998. In addition, $6,000 was be paid in 1998 to Mr. Fitts for health insurance premiums for Mr. Fitts and Mary L. Fitts, his spouse. Mr. Fitts' spouse, Mary L. Fitts, a director, is the sister of Bobbie L. Oliver and the sister-in-law of Dale H. Powell, President and Chairman of the Board of the Company.

     In the normal course of business, the Company makes purchases from a supplier owned by the family of J. Dillard Powell, the recently deceased brother of Dale H. Powell. The supplier was acquired by Mr. Powell in 1989. Prior to that time, the supplier had been a long time vendor of the Company. Purchases from this supplier totaled approximately $643,000 for 1998.



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

	11    Computation of Per Share Earnings

	21   	Subsidiaries

	27 	Financial Data Schedule

(b)  Reports on Form 8-K   -   None.




	SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						MOD-U-KRAF HOMES, INC.
						(Registrant)

March 24, 1999 	            		By s/Dale H. Powell
                              -------------------------
                             	Dale H. Powell, President and
                                 Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 24, 1999             			s/Dale H. Powell
                              -------------------------
                              Dale H. Powell, President and
                                     Chairman of the Board (Principal
                                           Executive officer)

March 24, 1999			            	s/Edwin J. Campbell
                              -------------------------
						                        Edwin J. Campbell, Vice President,
                                      Corporate Secretary and Director

March 24, 1999	            			s/Steven T. Montgomery
                              -------------------------
                              Steven T. Montgomery, Controller
                                     (Principal Financial and Accounting
                                           Officer)

March 24, 1999				            s/W. Curtis Carter
                              -------------------------
                              W. Curtis Carter, Director


March 24, 1999	             		s/Bobbie L. Oliver
                              -------------------------
                        						Bobbie L. Oliver, Director

March 24, 1999                s/Mary L. Fitts
                              -------------------------
						                        Mary L. Fitts, Director


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

	11	Computation of Per Share Earnings

	21   	Subsidiaries

	27	Financial Data Schedule



Exhibit 3.2( c)

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


Exhibit 11
                            Mod-U-Kraf Homes, Inc.
            Computation of Basic and Diluted Earnings Per Share for the years ended December 31, 1998, 1997 and 1996


                                  							1998       1997      1996
                                   						----      -----     -----
Net income applicable to common
stock (1)                              $115,397   $180,685   $177,663
						                                 ========   ========   ========
Average number of shares of common
stock outstanding (2)                   825.649    825,649    825,649
						                                 ========   ========   ========
Basic and diluted earnings per share      $0.14      $0.22      $0.22
                                       ========   ========   ========
Notes:

(1)	In the periods presented, the Company had only one class of Common stock.

(2)	To determine the average number of shares of common stock, the average numberof common shares outstanding during each month were added together and the sum was then divided by 12.