Form 10QSB/A
period 1998-09-30
MOD U KRAF HOMES INC
filed 1999-05-10
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB/A

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


	The year 2000 assessment of our internal computer systems has been completed. Our Computer systems and softwareare year 2000 compliant. Certain key vendors have informed us that they do not expect disruptions of services relating to the year 2000 problem, but plans have been made to survey our remaining key vendors by mid-year 1999. We do not foresee a significant impact on our financial position as a result of this issue.


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