Form 10QSB
period 1999-03-31
MOD U KRAF HOMES INC
filed 1999-05-14
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended       MARCH 31, 1999
                                    ------------------------

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
                                                             ----------

                         MOD-U-KRAF HOMES, INC.

                                 INDEX


                     PART I - FINANCIAL INFORMATION

    Balance Sheets                                        2

    Statements of Income                                  3

    Statements of Cash Flows                              4

    Management's Discussion and Analysis                  5

    Notes to Financial Information                        6

                      PART II - OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of
                  Security Holders                        7

                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        March 31, 1999 and 1998

          ASSETS                                  1999       1998
                                              ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                   $1,641,056  $  293,774
  Receivables                                    366,744     420,312
  Cost and estimated earnings in excess
    of billings on uncompleted contracts          94,878     438,488
  Inventories (Note 2)                         2,602,592   2,280,149
  Notes receivable, current portion (Note 3)     444,068     614,172
  Prepaid expenses                                33,106      42,492
  Income taxes receivable                         76,980      37,469
                                              ----------  ----------
    Total current assets                       5,259,424   4,126,856

LONG-TERM NOTES RECEIVABLE (Note 3)              157,052     175,118

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  1999 $3,025,216; 1998 $2,625,677. (Note 4)   3,508,109   3,867,511

OTHER ASSETS
  Deferred income taxes                          416,381     460,788
  Cash surrender value of life insurance         160,504     139,966
  Reimbursement Account (Note 6)                 206,700     199,786
  Earnings on unused Bond proceeds                   732     115,730
  Bond Issue Costs (Note 6)                       64,400      68,360
  Model homes                                    471,881     280,352
                                              ----------  ----------
                                             $10,245,182  $9,434,467
                                              ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of post-retirement (Note 5)     79,788      73,714
  Current maturities of long-term debt(Note 6)   150,000     150,000
  Line of credit                                     -       400,000
  Accounts payable and other liabilities         941,231     258,922
  Accrued compensation                           315,501     243,661
  Customer deposits                              158,522     163,953
  Income Taxes Payable                           218,391         -
                                              ----------  ----------
          Total current liabilities            1,863,433   1,290,250

LONG-TERM POST RETIREMENT BENEFITS (Note 5)      904,389     984,177
LONG-TERM DEBT (Note 6)                        2,400,000   2,489,755
                                              ----------  ----------
          Total liabilities                    5,167,822   4,764,182
                                              ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 1999 825,649, 1998 825,649       825,649     825,649
  Additional Paid in Capital                     459,671     459,671
  Retained earnings                            3,792,040   3,384,965
                                              ----------  ----------
                                               5,077,360   4,670,285
                                              ----------  ----------
                                             $10,245,182  $9,434,467
                                              ==========  ==========
Accompanying notes are an important part of these financial statements.

                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Quarters Ended March 31, 1999 and March 31, 1998


                                                 1999        1998
                                              ----------  ----------
Net Sales                                     $4,790,258  $2,341,651
  Cost of Sales                                3,475,871   1,824,607
                                              ----------  ----------
                                               1,314,387     517,044
Selling, General and Administrative Expenses     728,330     577,515
                                              ----------  ----------
  Income/<Loss> from Operations                  586,058     (60,471)

Deferred Compensation Expense                     18,298      19,909
Post Retirement Benefits Expense                   2,619       2,817

Non-operating Income/<Expenses>                   (2,520)      4,257
                                              ----------  ----------

  Income/<Loss> Before Income Taxes              562,619     (78,940)

Federal and State Income Taxes                   219,422     (31,411)
                                              ----------  ----------

    Net Income / <Loss>                          343,198     (47,529)
                                              ==========  ==========

Earnings per share:
            Net Income / <Loss>                     0.42       (0.06)
                                              ==========  ==========

Depreciation Included in Above Cost              117,021     125,260
                                              ==========  ==========

Accompanying notes are an important part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Quarters Ended March 31, 1999 and 1998

                                                 1999        1998
OPERATING ACTIVITIES                          ----------  ----------
  Net Income/<Loss>                           $  343,198  $  (47,529)
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                117,021     125,260
    Deferred income taxes                            -         3,486
    Loss (gain) on sale of equipment              (5,000)        -
    Increase in cash value of life insurance      (2,772)     (2,088)
    Adjustments to post retirement benefits      (19,225)    (17,416)
  <Increase> decrease in:
    Trade receivables                            (90,976)   (274,868)
    Cost and estimated earnings in excess
      of billings on uncompleted contracts       (18,674)   (392,480)
    Inventories                                 (984,576)    (27,086)
    Prepaid Expenses                               1,551       2,394
    Model placement costs                          5,376     (44,335)
    Income taxes receivable                          (80)    (37,469)
  <Decrease> increase in:
    Accounts payable and other Liabilities       395,853    (107,388)
    Accrued compensation                          95,094      82,149
    Customer deposits                              1,322      80,266
    Income taxes payable                         218,391      (5,847)
                                              ----------  ----------
  Net cash provided by (used in)
      operations                                  56,503    (662,952)
                                              ----------  ----------
INVESTING ACTIVITIES
  Proceeds from sale of equipment                  5,000         -
  Purchase of property & equipment net of
     debt incurred 1999 $0 ;1998 $0.             (50,642)    (16,465)
  <Increase> decrease in notes receivable
     arising from sales                           52,505      48,640
                                              ----------  ----------
  Net cash provided by (used in)
     investing activities                          6,863      32,175
                                              ----------  ----------
FINANCING ACTIVITIES
  Short-term borrowings                              -       400,000
  Cash dividends paid                            (24,769)    (24,769)
  Debt issue costs, net of debt incurred
    1999 $0 : 1998 $0.                               990         990
  Funding of reimbursement account               (52,265)    (39,544)
  Earnings on unused bond proceeds                    (8)     (2,118)
                                              ----------  ----------
  Net cash provided by (used in)
     financing activities                        (76,052)    334,559
                                              ----------  ----------
    Net increase (decrease) in cash              (12,686)   (296,218)
CASH
  Beginning                                    1,653,742     589,992
                                              ----------  ----------
  Ending                                      $1,641,056  $  293,774
                                              ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                  $   19,027  $   26,253
    Income taxes                              $      -    $      -

Accompanying notes are an important part of these financial statements.

                        MOD-U-KRAF HOMES, INC

                  Management's Discussion and Analysis
                    of the First Quarter Statements


    Net sales for the first quarter of 1999 were $4,790,258 as compared to $2,341,350 for the first quarter of 1998, a 104.57% increase.  The
Company ended the quarter with 25.5 units in inventory; a retail value of $1,159,027. These results are attributable to the excellent weather conditions and a strong demand for housing the first quarter of the year. Management believes that the market for its modular housing is likely to remain strong for the foreseeable future. Because of, the continued strength of the economy and the low interest rates available to home buyers. The Company intends to capitalize on this anticipated demand by improving its production capacities and efficiency, resulting in improved revenues and gross profit margins. The Company's success in realizing these goals will be affected by weather conditions in its market and its ability to effectively control manufacturing costs, both of which may negatively impact performance.  Demand for the Company's products also is sensitive to general economic conditions in its market and would be negatively affected by any economic downturn.
    Cost of Sales was  72.56% of net sales for the first quarter of 1999 and  77.92% for the first quarter of 1998.  Gross profit margin was
27.44% for the first quarter of 1999 and 22.08% for the first quarter of 1998.
    Selling, General and Administrative expenses was 15.20% of net sales for the first quarter of 1999 and  24.66% for the first quarter of 1998.
This drop is the result of holding Selling, General and Administrative expenses relatively constant while our sales volume increased.
     We had a net income for the first quarter 1999 of $343,198 compared to
a net loss of  $47,529 for the first quarter of 1998.   This is  $0.42
per share for the first quarter of 1999 and <$0.06> per share for the same period in 1998.
     There was no significant changes in liquidity and capital resources during the first quarter of the year. Production resumed in the Highway
40 facility on January 4, 1999 and is expected to remain operating for the foreseeable future. Production at this facility had been suspended December 18, 1997 because of the adverse weather conditions. It remained idle through all of 1998. By December 1998, demand for our houses had reached a level necessitating starting preparations to re-open the facility.
     The Company started a turnkey division a few years ago, which would give individual Mod-U-Kraf Homes customers the option to have the Company finish the entire project at the job site. In the past, individual customers would have to hire a contractor to dig out the basement, pour the foundation, dig the well, put in a driveway, install the siding and finish "zipping up" the house once it is set on the foundation.
Initially, this was an immaterial part of our business and did not require any special accounting procedures. Over the past three months, the Company's Turnkey division has become a material source of revenue because of the increased number of turnkey contracts in progress at the end of the quarter. As a result, management has elected to recognize revenue from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the cost-to-cost method. This is reflected on the Balance Sheet in "Costs and estimated earnings in excess of billings on uncompleted contracts", which represents revenues recognized in excess of amounts billed.
	The year 2000 assessment of our internal computer systems has been completed. We believe computer systems and software are year 2000 compliant. Certain key vendors have informed us that they do not expect disruptions of services relating to the year 2000 problem, but plans have been made to survey our remaining key vendors by mid-year 1999. Our telephone system is not year 2000 compliant and will be upgraded or replaced by year-end for an approximate cost of $25,000. We do not foresee a significant impact on our financial position as a result of this issue.

                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair
    statement of the results for the quarter ended March 31, 1999.   The
    results for the quarter ended March 31, 1999 are not necessarily in-dicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenues during the balance of the year.

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

    The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

3.  Cost and estimated earnings on uncompleted contracts
                                                       1999         1998
                                                       ----         ----
    Costs incurred on uncompleted contracts         $ 713,502    $ 750,858
    Estimated earnings                                276,309      332,574
                                                      -------      -------
                                                      989,811    1,083,432
    Less billings to date                             894,933      644,944
                                                    ---------      -------
    Costs and estimated earnings in excess
      of billings on uncompleted contracts          $  94,878    $ 438,488
                                                    =========      =======

4.  Inventories
    The components of inventories are as follows       1999         1998
                                                       ----         ----
    Raw Materials                                  $1,120,300   $  680,736
    Work-In-Progress                                  267,772      148,434
    Finished Goods                                    922,104    1,035,121
    Land and Units held for sale                      292,416      415,858
                                                  -----------  -----------
                                                   $2,602,592   $2,280,149
                                                  ===========  ===========

5.  Notes Receivable                                   1999         1998
                                                       ----         ----
    Various mortgage notes receivable secured by
     deeds of trust                                 $ 155,860    $ 164,172
    Various construction loans(all current)           429,747      599,780
    Demand note receivable with interest payable
     quarterly at 9%, unsecured                         2,225        6,425
    Life insurance note receivable from an
     officer of the Company(non-interest bearing)       2,038        2,038
    Note receivable from the President, payable
     in annual principal installments of$5,625
     interest at 5.03%                                 11,250       16,875
                                                  -----------  -----------
                                                      601,120      789,290
        Less current portion                          444,068      614,172
                                                  -----------  -----------
                                                    $ 157,052    $ 175,118
                                                  ===========  ===========


6.  Property and Equipment                             1999         1998
                                                       ----         ----
    Land and improvements                          $  775,724   $  775,724
    Buildings                                       2,926,755    2,883,912
    Manufacturing equipment                         2,279,180    2,199,272
    Other furniture, fixtures and equipment           551,666      634,280
                                                  -----------  -----------
                                                    6,533,325    6,493,188
        Less accumulated depreciation              (3,025,216)  (2,625,677)
                                                  -----------  -----------
                                                   $3,508,109   $3,867,511
                                                  ===========  ===========


7.  Deferred Compensation, Related Parties             1999         1998
                                                       ----         ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1995 and 1994.                                 $  418,803   $  457,229

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1995 and 1994.                        441,160      469,176

    Present value of estimated post-retirement
    benefits other than pensions discounted at
    8.50%                                             124,214      131,486
                                                  -----------  -----------
                                                      984,177    1,057,891
        Less Current Maturities                        79,788       73,714
                                                  -----------  -----------
                                                   $  904,389   $  984,177
                                                  ===========  ===========

8.  Long-Term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in annual principal amounts of $150,000 through 2015. The interest rate was 3.25% at March 31, 1999.

    The Company has entered an agreement to purchase the facility from the IDA. The Company's obligation under the agreement is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the reimbursement account equal to 55 days of interest at 15.0% on the bonds. As of March 31, 1999, the Reimbursement Account balance was as follows:

         Required prepaid interest deposit      $ 67,810
         Unused monthly principal deposits       112,500
         Earnings                                 26,390
                                             -----------
                                                $206,700
                                             ===========

    The Company's policy is to reflect the balance of the reimbursement account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of March 31, 1999, $3,000,000 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn. Any unused proceeds will be used for early retirement of bonds.

    In July 1998, all of the remaining bond proceeds were drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn less cululative payments of $450,000. The unused proceeds and related earnings at July 1998 were used to complete additions to the new manufacturing facility and for bond related expenses.

    Debt issue costs will be amortized over the life of the bonds.

9. The Board Of Directors of Mod-U-Kraf Homes, Inc. on May 5, 1999 de-clared a $.03 per share cash dividend on all shares outstanding on May 21, 1999 and to be paid on June 11, 1999.

10. The Company uses the annualized method in its computation of Federal Income Taxes.

11. Revenues are recorded when the houses are delivered for sales made on account. Cash sales paid in advance are recorded when produced.

                          MOD-U-KRAF HOMES, INC.

                            OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Mod-U-Kraf Homes, Inc.  held its annual meeting of shareholders
         on March 24, 1999   The following were elected to the Board of
         Directors: Dale H. Powell, Edwin J. Campbell, W. Curtis Carter, Bobbie L. Oliver and Mary L. Fitts. Following the meeting the following were elected officers: Dale H Powell, President, Edwin J Campbell, Executive Vice President, Jeffrey D Powell, Vice President of Operations, George Scott, Vice President of Administration and Steven T. Montgomery, Controller.

         The votes cast in the election of directors were as follows:

         Name                   For        Against/Withheld
         ---------           ---------     ----------------
         W. Curtis Carter     641,606             9,888
         Mary L. Fitts        641,606             9,888
         Dale H. Powell       641,606             9,888
         Bobbie L. Oliver     641,606             9,888
         Edwin J. Campbell    641,606             9,888

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


Date: May 13, 1999


                                ----------------------------------
                                           Dale H. Powell
                                President and Chairman of the Board


                                ----------------------------------
                                        Steven T. Montgomery
                                             Controller