Form 10QSB
period 1999-06-30
MOD U KRAF HOMES INC
filed 1999-08-10
CIK 67251

<
                U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended      JUNE 30, 1999
                                    ------------------------

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
                                                              ----------

                                   1


                         MOD-U-KRAF HOMES, INC.

                                  INDEX



PART I - FINANCIAL INFORMATION

Balance Sheets                                        3 & 4

Statements of Income                                  5 & 6

Statements of Cash Flows                              7 & 8

Management's Discussion and Analysis                  9

Notes to Financial Information                        10

PART II - OTHER INFORMATION                           11



                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        June 30, 1999 and 1998

             ASSETS                                1999        1998
                                               ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $1,638,374   $  815,286
  Receivables                                     192,190      556,507
  Cost and estimated earnings in excess
    of billings on uncompleted contracts      		  126,537      181,577
  Inventories (Note 4)                          3,114,526    2,067,848
  Notes receivable, current portion (Note 5)      437,791      613,889
  Prepaid expenses                                    330       20,136
  Income taxes receivable                           9,870       11,218

                                               ----------   ----------
    Total current assets                        5,519,618    4,266,461

LONG-TERM NOTES RECEIVABLE (Note 5)               155,481      165,146

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation 1999 $3,142,092;
  1998 $2,749,016. (Note 6)                     3,421,178    3,778,832

OTHER ASSETS
  Deferred income taxes                           416,381      439,912
  Cash surrender value of life insurance          165,959      155,915
  Reimbursement Account (Note 8)                  246,353      239,762
  Earnings on Unused Bond Proceeds                    739      117,890
  Bond Issue Costs (Note 8)                        63,410       67,370
  Model homes						  468,971      379,225
                                               ----------   ----------
                                              $10,458,090   $9,610,513
                                               ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of L-T liabilities(Note 7 & 8)   231,563      225,118
  Line of credit                                        0      400,000
  Accounts payable and other liabilities          958,001      418,480
  Accrued compensation                            214,334      214,390
  Customer deposits                               245,392      135,283
  Income taxes payable                            317,605            0
                                               ----------   ----------
          Total current liabilities             1,966,895    1,393,271

LONG-TERM DEFERRED COMPENSATION (Note 7)          883,421      964,984
LONG-TERM DEBT (Note 8)                         2,400,000    2,489,755
                                               ----------   ----------
          Total liabilities                     5,250,316    4,848,010
                                               ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000 shares
  authorized: shares issued & outstanding
  1999 825,649, 1998 825,649                      825,649      825,649
  Additional Paid in Capital                      459,671      459,671
  Retained earnings                             3,922,454    3,477,183
                                               ----------   ----------
                                                5,207,774    4,762,503
                                               ----------   ----------
                                              $10,458,090   $9,610,513
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                  June 30, 1999 and December 31, 1998

          ASSETS                                   1999        1998
                                               ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $1,638,374   $1,653,742
  Receivables                                     192,190      351,972
  Inventories (Note 4)                          3,114,526    1,618,016
  Cost & estimated earnings in excess
    of billings on uncompleted contracts          126,537            0
  Notes receivable, current portion (Note 5)      437,791      645,962
  Prepaid expenses                                    330       34,627
  Income taxes receivable                           9,870       76,900
                                               ----------   ----------
    Total current assets                        5,519,618    4,381,219

LONG-TERM NOTES RECEIVABLE (Note 5)               155,481        7,663

PROPERTY AND EQUIPMENT, at cost less
 accumulated depreciation
 1999 $3,142,092;1998 $2,931,084.(Note 6)       3,421,178    3,574,488

OTHER ASSETS
  Deferred income taxes                           416,381      416,381
  Cash surrender value of life insurance          165,959      157,732
  Reimbursement Account (Note 8)                  247,092      155,160
  Bond Issue Costs (Note 8)                        63,410       65,390
  Model homes				                                 468,971      477,257
                                               ----------   ----------
                                              $10,458,090   $9,235,290
                                               ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities(Note 7 & 8)  231,563      228,279
  Accounts payable and other liabilities          958,001      545,378
  Accrued compensation                            214,334      220,408
  Customer deposits                               245,392      157,200
  Income taxes payable                            317,605            0
                                               ----------   ----------
          Total current liabilities             1,966,895    1,151,265

LONG-TERM DEFERRED COMPENSATION (Note 7)          883,421      925,123
LONG-TERM DEBT (Note 8)                         2,400,000    2,400,000
                                               ----------   ----------
          Total liabilities                     5,250,316    4,476,388
                                               ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000 shares
  authorized: shares issued & outstanding
  1999 825,649, 1998 825,649                      825,649      825,649
  Additional Paid in Capital                      459,671      459,671
  Retained earnings                             3,922,454    3,473,582
                                               ----------   ----------
                                                5,207,774    4,758,902
                                               ----------   ----------
                                              $10,458,090   $9,235,290
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Quarters Ended June 30, 1999 and June 30, 1998


                                                  1999        1998
                                               ----------   ----------
Net Sales                                      $5,232,332   $4,280,350
  Cost of Sales                                 4,051,689    3,204,176
                                               ----------   ----------
                                                1,180,643    1,076,174
Selling, General and Administrative
 Expenses                                         898,632      791,662
                                               ----------   ----------
  Income/<Loss> from Operations                   282,011      284,512

Deferred Compensation Expense                      18,302       19,573
Post Retirement Benefits Expense                    2,649        2,782

Non-operating Income/<Expenses>                    (6,664)     (54,368)
                                               ----------   ----------

  Income/<Loss> Before Income Taxes               254,396      207,789

Income Taxes                                       99,215       90,801
                                               ----------   ----------

    Net Income / <Loss>                        $  155,181   $  116,988
                                               ==========   ===========

Earnings per share:
            Net Income / <Loss>                $     0.19   $     0.14
                                               ==========   ===========

Depreciation Included in Above Cost            $  116,876   $  123,339
                                               ==========   ===========

Accompanying notes are an integral part of these financial statements.


                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Six Months Ended June 30, 1999 and June 30, 1998


                                                  1999         1998
                                               ----------   ----------
Net Sales                                     $10,022,590   $6,622,001
  Cost of Sales                                 7,527,560    5,028,783
                                               ----------   ----------
                                                2,495,030    1,593,218
Selling, General and Administrative
 Expenses                                       1,626,962    1,369,177
                                               ----------   ----------
  Income/<Loss> from Operations                   868,068      224,041

Deferred Compensation Expense                      36,600       39,482
Post Retirement Benefits Expense                    5,268        5,599

Non-operating Income/<Expenses>                    (9,184)     (50,111)
                                              -----------   ----------
  Income/<Loss> Before Income Taxes               817,016      128,849

Income Taxes                                      318,636       59,390
                                               ----------   ----------

    Net Income / <Loss>                        $  498,380   $   69,459
                                               ==========   ==========

Earnings per share:
            Net Income / <Loss>                $     0.60   $     0.08
                                               ==========   ==========

Depreciation Included in Above Cost            $  233,898   $  249,642
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Quarters Ended June 30, 1999 and 1998

                                                  1999         1998
OPERATING ACTIVITIES                           ----------   ----------
  Net Income/<Loss>                            $  155,183   $  116,988
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                 116,877      123,339
    Deferred income taxes                               0       20,876
    Loss (gain) on sale of equipment                    0            0
    Increase in cash value of life insurance       (5,455)     (15,949)
    Adjustments to post retirement benefits       (19,193)     (17,789)
  <Increase> decrease in:
    Trade receivables                             174,554     (136,195)
    Cost and estimated earnings in excess
      of billings on uncompleted contracts     	  (31,659)     256,911
    Inventories                                  (511,934)     212,301
    Prepaid Expenses                               32,776       22,326
    Model placement costs         		                2,910      (98,874)
    Income taxes receivable                        67,110       26,251
  <Decrease> increase in:
    Accounts payable and other Liabilities         16,770      159,558
    Accrued compensation                         (101,167)     (29,271)
    Customer deposits                              86,870      (28,670)
    Income taxes payable                           99,214            0
                                               ----------   ----------
  Net cash provided by (used in)
      operations                                   82,856      611,802
                                               ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment            0            0
  Purchase of plant & equipment net of
    debt incurred 1999 $0, 1998 $0                (29,946)     (34,630)
  <Increase> decrease in notes receivable
   arising from sales                               7,848       10,255
  <Increase> decrease in certificates of deposit        0            0
                                               ----------   ----------
  Net cash provided by (used in)
     investing activities                         (22,098)     (24,375)
                                               ----------   ----------
FINANCING ACTIVITIES
  Short-term borrowings				              0            0
  Cash dividends paid                             (24,769)     (24,769)
  Debt issue costs, net of debt incurred
    1999 $0, 1998 $0                                  990          990
  Funding of reimbursement account                (39,654)     (39,976)
  Earnings on unused bond proceeds                     (7)      (2,160)
                                               ----------   ----------
  Net cash provided by (used in)
     financing activities                         (63,440)     (65,915)
                                               ----------   ----------
    Net increase (decrease) in cash                (2,682)     521,512
CASH
  Beginning                                     1,641,056      293,774
                                               ----------   ----------
  Ending                                       $1,638,374   $  815,286
                                               ==========   ==========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                   $   22,447   $   30,714
    Income taxes                               $    7,391   $   43,675

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Six Months Ended June 30, 1999 and 1998

                                                  1999         1998
OPERATING ACTIVITIES                           ----------   ----------
  Net Income/<Loss>                            $  498,381   $   69,459
      Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                 233,898      248,640
    Deferred income taxes                               0       24,361
    Loss (gain) on sale of equipment               (5,000)           0
    Increase in cash value of life insurance       (8,227)     (18,037)
    Adjustments to post retirement benefits       (38,418)     (35,205)
  <Increase> decrease in:
    Trade receivables                              83,578     (411,063)
    Cost and estimated earnings in excess
       of billings on uncompleted contracts       (50,333)    (135,569)
    Inventories                                (1,496,510)     185,215
    Prepaid Expenses                               34,327       24,750
    Model placement cost                            8,286     (143,209)
    Income taxes receivable                        67,030      (11,218)
  <Decrease> increase in:
    Accounts payable and other Liabilities        412,623       52,170
    Accrued compensation                           (6,073)      52,878
    Customer deposits                              88,192       51,556
    Income taxes payable                          317,605       (5,847)
                                               ----------   ----------
  Net cash provided by (used in)
      operations                                  139,359      (51,119)
                                               ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment        5,000            0
  Purchase of plant & equipment net of
    debt incurred 1999 $0, 1998 $0                (80,588)     (51,125)
  <Increase> decrease in notes receivable
  arising from sales                               60,353       58,895
  <Increase> decrease in certificates of deposit        0            0
                                               ----------   ----------
  Net cash provided by (used in)
     investing activities                         (15,235)       7,770
                                               ----------   ----------
FINANCING ACTIVITIES
  Short-term borrowings                                 0      400,000
  Cash dividends paid                             (49,539)     (49,539)
  Debt issue costs, net of debt incurred
    1999 $0, 1998 $0                                1,980        1,980
  Funding of reimbursement account                (91,918)     (79,520)
  Earnings on unused bond proceeds                    (15)      (4,278)
                                               ----------   ----------
  Net cash provided by (used in)
     financing activities                        (139,492)     268,643
                                               ----------   ----------
    Net increase (decrease) in cash               (15,368)     225,294
CASH
  Beginning                                     1,653,742      589,992
                                               ----------   ----------
  Ending                                       $1,638,374   $  815,286
                                               ==========   ==========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                   $   41,474   $  56,967
    Income taxes                               $    7,391   $  52,094

Accompanying notes are an integral part of these financial statements.

                              MOD-U-KRAF HOMES, INC

                      Management's Discussion and Analysis
                        of the Second Quarter Statements

    Net sales for the second quarter of 1999 were $5,232,332 as compared to $4,280,350 for the second quarter of 1998, a 22% increase. Sales for the first six months of 1999 were $10,022,590 as compared to $6,622,001 in 1998 for a increase in sales volume of 51%.

    Cost of Sales was 77.44% of net sales for the second quarter of 1999
and  74.86% for the  second quarter  of 1998.   For the first six months
cost of sales was 75.11% for 1999  compared to 75.94% for 1998.

    Selling, General and Administrative expenses was 17.17% of net sales for the second quarter of 1999 and 18.50% for the same quarter of 1998. They were 16.23% for the first six months of 1999 compared to 20.68% for the same period in 1998.

    The net income for the second quarter of 1999 is $155,181 compared to net income of $116,988 for the second quarter of 1998. This is $0.19 per share for the second quarter of 1999 and $0.14 per share for the same period in 1998. Net income for the first six months is $498,381, $0.60 common share for 1999, compared to $69,459, $0.08 per common share, for 1998.

     There was no significant changes in liquidity and capital resources during the second quarter of the year. Production resumed in the Highway
40 facility on January 4, 1999 and is expected to remain operating for the foreseeable future. Production at this facility had been suspended December 18, 1997 because of the adverse weather conditions. It remained idle through all of 1998. By December of 1998, demand for our houses had reached a level necessitating starting preparations to re-open the facility.

     The Company started a turnkey division a few years ago, which would give individual Mod-U-Kraf Homes customers the option to have the Company finish the entire project at the job site. In the past individual customers would have to hire a contractor to dig out the basement, pour the foundation, dig the well, put in a driveway, put the siding on the house, etc to finish zipping up the house once it is set on the foundation. Initially this was an immaterial part of our business and did not require any special accounting procedures. Over the past year the Company's
Turnkey division has become a material source of revenue because of the increased number of turnkey contracts in progress at the end of the quarter. As a result, management has elected to recognize revenue from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the cost to cost method. This is reflected on the Balance Sheet in "Costs and estimated earnings in excess of billings on uncompleted contracts", which represents revenues recognized in excess of amounts billed.

     The year 2000 assessment of our internal computer systems has been completed. We believe our computer systems and software are year 2000 compliant. Certain key vendors have informed us that they do not expect disruptions of services relating to the year 2000 problem. A survey was sent to our remaining key vendors in May of 1999 to try to determine if they were year 2000 compliant. To date, all responses to the survey have been positive. In the event we do get a negative respone to the survey, a substitute vendor will be lined up. Our current telephone system is not year 2000 compliant and will be replaced in mid-August of 1999 at an approxiate cost of $24,000. We do not foresee a significat impact on our financial position as a result of this issue.

                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair statement of the results for the quarter ended June 30, 1999. The results for the quarter ended June 30, 1999 are not necessarily in-dicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenue during the balance of the year.

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

    The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

3.  Cost and estimated earnings on uncompleted contracts
                                                       1999         1998
                                                       ----         ----
    Costs incurred on uncompleted contracts           852,160  1,171,435
    Estimated earings                                  87,797    680,936
                                                    ---------    -------
                                                      939,957  1,852,371
    Less billings to date                             813,420  1,670,794
                                                  -----------    -------
    Costs and estimated earnings in excess
      of billings on uncompleted contracts            126,537    181,577
                                                  ===========    =======
4.  Inventories
    The components of inventories are as follows     1999         1998
                                                     ----         ----
    Raw Materials                                 1,255,175      732,508
    Work-In-Progress                                320,608      105,970
    Finished Goods                                1,246,827    1,085,514
    Land and Units held for sale                    291,916      143,856
                                                  ---------    ---------
                                                  3,114,526    2,067,848
                                                  =========    =========

5.  Notes Receivable                                 1999         1998
                                                     ----         ----
    Various mortgage notes receivable secured by
     deeds of trust                                 154,289      160,859
    Various construction loans(all current)         424,520      599,497
    Demand note receivabe with interest payable
     quarterly at 9%, unsecured                       1,175        5,391
    Life insurance note receivable from an
     officer of the Company(non-interest bearing)     2,038        2,038
    Note receivable from the President, payable
     in annual principal installments of $5,625
      with interest at 5.03%                         11,250       11,250
                                                  ---------    ---------
                                                    593,272      779,035
        Less current portion                        437,791      613,889
                                                  ---------    ---------
                                                    155,481      165,146
                                                  =========    =========

6.  Property and Equipment                           1999         1998
                                                     ----         ----
    Land and improvements                           775,724      775,724
    Buildings                                     2,926,754    2,883,912
    Manufacturing equipment                       2,308,165    2,233,455
    Other furniture, fixtures and equipment         552,627      634,757
                                                  ---------    ---------
                                                  6,563,270    6,527,848
        Less accumulated depreciation            (3,142,092)  (2,749,016)
                                                  ---------    ---------
                                                  3,421,178    3,778,832
                                                  =========    =========

7.  Deferred Compensation, Related Parties           1999         1998
                                                     ----         ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1999 and 1998.                                  408,773      447,948

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1999 and 1998.                      433,879      462,417

    Present value of estimated post-retirement
    benefits other than pensions discounted at
    8.50% in 1999 and 1998.                         122,332      129,737
                                                  ---------    ---------
                                                    964,984    1,040,102
        Less Current Maturities                      81,563       75,118
                                                  ---------    ---------
                                                    883,421      964,984
                                                  =========    =========

8.  Long-Term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the constructin of a manufacturing facility. The Series 1995 variable Rate Demand Indutrial Revenue Bonds are secured by the Company's irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance wiht at year end. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in annual principal amounts of $150,000 through 2015. The interest rate was 3.85% at June 30, 1999.

    The Company has entered into an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the Reimbursement Account equal to 55 days of interest at 15.0% on the bonds. As of June 30, 1999, the Reimbursement Account balance was as follows:

         Required prepaid interest deposit        $ 67,810
         Unused monthly principal deposits         150,000
         Earnings                                   28,543
                                                  --------
                                                  $246,353

    The Company's policy is to reflect the balance of the Reimbursement Account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of June 30, 1999, $3,000,000 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn. Any unused proceeds will be for early retirement of bonds.

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

9. The Board Of Directors of Mod-U-Kraf Homes, Inc. on August 4, 1999 declared a $.03 per share cash dividend on all shares outstanding on August 20, 1999 and to be paid on September 10, 1999.

10. The Company uses the annualized method in its computation of Federal Income Taxes.

11. Revenues are recorded when the houses are delivered for sales made on account. Cash sales paid in advance are recorded when produced.



                               10

                      MOD-U-KRAF HOMES, INC.

                        OTHER INFORMATION


                              NONE



                               11

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


Date:    August 4, 1999


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