Form 10QSB
period 1999-09-30
MOD U KRAF HOMES INC
filed 1999-11-12
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 1999
                                    ------------------------

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
                                                              ----------

                                   1


                         MOD-U-KRAF HOMES, INC.

                                  INDEX



PART I - FINANCIAL INFORMATION

Balance Sheets                                        3 & 4

Statements of Income                                  5 & 6

Statements of Cash Flows                              7 & 8

Management's Discussion and Analysis                  9

Notes to Financial Information                        10

PART II - OTHER INFORMATION                           11



                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        September 30, 1999 and 1998

             ASSETS                                1999        1998
                                               ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $2,345,654   $  733,178
  Receivables                                      49,948      900,229
  Cost and estimated earnings in excess
     of billings on uncompleted contracts      	  328,066      163,224
  Inventories (Note 4)                          2,804,166    2,049,755
  Notes receivable, current portion (Note 5)      593,395      510,038
  Prepaid expenses                                 41,019       51,483
  Income taxes receivable                          12,430      129,495

                                               ----------   ----------
    Total current assets                        6,174,678    4,537,402

LONG-TERM NOTES RECEIVABLE (Note 5)               147,101      162,215

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation 1999 $3,251,946;
  1998 $2,869,390. (Note 6)                     3,350,187    3,705,389

OTHER ASSETS
  Deferred income taxes                           416,381      422,644
  Cash surrender value of life insurance          166,864      156,821
  Reimbursement Account (Note 8)                  135,715      129,166
  Bond Issue Costs (Note 8)                        62,420       66,380
  Model homes		                             				  460,963      370,531
                                               ----------   ----------
                                              $10,914,309   $9,550,548
                                               ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities(Note 7 & 8)  233,374      226,559
  Accounts payable and other liabilities          807,343      753,891
  Accrued compensation                            377,307      279,772
  Customer deposits                               304,573      178,903
  Income taxes payable                            549,247            0
                                               ----------   ----------
          Total current liabilities             2,271,844    1,439,125

LONG-TERM DEFERRED COMPENSATION (Note 7)          861,998      945,372
LONG-TERM DEBT (Note 8)                         2,250,000    2,400,000
                                               ----------   ----------
          Total liabilities                     5,383,842    4,784,497
                                               ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000 shares
  authorized: shares issued & outstanding
  1999 825,649, 1998 825,649                      825,649      825,649
  Additional Paid in Capital                      459,671      459,671
  Retained earnings                             4,245,147    3,480,731
                                               ----------   ----------
                                                5,530,467    4,766,051
                                               ----------   ----------
                                              $10,914,309   $9,550,548
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
               September 30, 1999 and December 31, 1998

          ASSETS                                   1999        1998
                                               ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                    $2,345,654   $1,653,742
  Receivables                                      46,948      351,972
  Inventories (Note 4)                          2,804,166    1,618,016
  Cost & estimated earnings in excess
    of billings on uncompleted contracts          328,066            0
  Notes receivable, current portion (Note 5)      593,395      645,962
  Prepaid expenses                                 41,019       34,627
  Income taxes receivable                          12,430       76,900
                                               ----------   ----------
    Total current assets                        6,174,678    4,381,219

LONG-TERM NOTES RECEIVABLE (Note 5)               147,101        7,663

PROPERTY AND EQUIPMENT, at cost less
 accumulated depreciation
 1999 $3,251,946;1998 $2,931,084.(Note 6)       3,350,187    3,574,488

OTHER ASSETS
  Deferred income taxes                           416,381      416,381
  Cash surrender value of life insurance          166,864      157,732
  Reimbursement Account (Note 8)                  135,715      155,160
  Bond Issue Costs (Note 8)                        62,420       65,390
  Model homes                   				              460,963      477,257
                                               ----------   ----------
                                              $10,914,309   $9,235,290
                                               ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of L-T liabilities(Note 7 & 8)  233,374      228,279
  Accounts payable and other liabilities          807,343      545,378
  Accrued compensation                            377,307      220,408
  Customer deposits                               304,573      157,200
  Income taxes payable                            549,247            0
                                               ----------   ----------
          Total current liabilities             2,271,844    1,151,265

LONG-TERM DEFERRED COMPENSATION (Note 7)          861,998      925,123
LONG-TERM DEBT (Note 8)                         2,250,000    2,400,000
                                               ----------   ----------
          Total liabilities                     5,383,842    4,476,388
                                               ----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000 shares
  authorized: shares issued & outstanding
  1999 825,649, 1998 825,649                      825,649      825,649
  Additional Paid in Capital                      459,671      459,671
  Retained earnings                             4,245,147    3,473,582
                                               ----------   ----------
                                                5,530,467    4,758,902
                                               ----------   ----------
                                              $10,914,309   $9,235,290
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
       Quarters Ended September 30, 1999 and September 30, 1998


                                                  1999        1998
                                               ----------   ----------
Net Sales                                      $6,223,296   $4,207,328
  Cost of Sales                                 4,585,678    3,364,320
                                               ----------   ----------
                                                1,637,618      843,008
Selling, General and Administrative
 Expenses                                       1,034,361      856,195
                                               ----------   ----------
  Income/<Loss> from Operations                   603,257      (13,187)

Deferred Compensation Expense                      17,926       19,228
Post Retirement Benefits Expense                    2,604        2,743

Non-operating Income/<Expenses>                    (3,620)     (15,963)
                                               ----------   ----------

  Income/<Loss> Before Income Taxes               579,107      (51,121)

Income Taxes                                      231,642      (79,409)
                                               ----------   ----------

    Net Income / <Loss>                        $  347,465   $   28,288
                                               ==========   ===========

Earnings per share:
            Net Income / <Loss>                $     0.42   $     0.03
                                               ==========   ===========

Depreciation Included in Above Cost            $  109,852   $  120,373
                                               ==========   ===========

Accompanying notes are an integral part of these financial statements.


                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
       Six Months Ended September 30, 1999 and September 30, 1998


                                                  1999         1998
                                               ----------   ----------
Net Sales                                     $16,245,886  $10,829,329
  Cost of Sales                                12,113,238    8,393,103
                                               ----------   ----------
                                                4,132,648    2,436,226
Selling, General and Administrative
 Expenses                                       2,661,323    2,225,373
                                               ----------   ----------
  Income/<Loss> from Operations                 1,471,325      210,853

Deferred Compensation Expense                      54,526       58,710
Post Retirement Benefits Expense                    7,872        8,342

Non-operating Income/<Expenses>                   (12,805)     (66,074)
                                              -----------   ----------
  Income/<Loss> Before Income Taxes             1,396,122       77,727

Income Taxes                                      550,278      (20,019)
                                               ----------   ----------

    Net Income / <Loss>                        $  845,844   $   97,746
                                               ==========   ==========

Earnings per share:
            Net Income / <Loss>                $     1.02   $     0.12
                                               ==========   ==========

Depreciation Included in Above Cost            $  343,751   $  370,015
                                               ==========   ==========

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
               Quarters Ended September 30, 1999 and 1998

                                                  1999         1998
OPERATING ACTIVITIES                           ----------   ----------
  Net Income/<Loss>                            $  347,462   $   28,288
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                 109,852      120,373
    Deferred income taxes                               0       17,268
    Loss (gain) on sale of equipment                    0            0
    Increase in cash value of life insurance         (905)     (   906)
    Adjustments to post retirement benefits       (19,612)     (18,171)
  <Increase> decrease in:
    Trade receivables                             142,242     (343,720)
    Cost and estimated earnings in excess
      of billings on uncompleted contracts     	 (201,529)      18,353
    Inventories                                   310,360       18,093
    Prepaid Expenses                              (40,689)     (31,347)
    Model placement costs               		          8,009        8,695
    Income taxes receivable                        (2,560)    (118,277)
  <Decrease> increase in:
    Accounts payable and other Liabilities       (150,658)     335,411
    Accrued compensation                          162,973       65,382
    Customer deposits                              59,181       43,620
    Income taxes payable                          231,642            0
                                               ----------   ----------
  Net cash provided by (used in)
      operations                                  955,768      143,062
                                               ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment            0            0
  Purchase of plant & equipment net of
    debt incurred 1999 $0, 1998 $0                (38,862)     (46,904)
  <Increase> decrease in notes receivable
   arising from sales                            (147,224)     106,782
  <Increase> decrease in certificates of deposit        0            0
                                               ----------   ----------
  Net cash provided by (used in)
     investing activities                        (186,086)      59,878
                                               ----------   ----------
FINANCING ACTIVITIES
  Payments on short-term borrowings                     0     (400,000)
  Cash dividends paid                             (24,769)     (24,769)
  Payments on Long-term debt                     (150,000)    (150,000)
  Debt issue costs, net of debt incurred
    1999 $0, 1998 $0                                  990       61,235
  Funding of reimbursement account                111,385      111,312
  Earnings on unused bond proceeds                     (8)     117,174
                                               ----------   ----------
  Net cash provided by (used in)
     financing activities                         (62,402)    (285,048)
                                               ----------   ----------
    Net increase (decrease) in cash               707,280      (82,108)
CASH
  Beginning                                     1,638,374      815,286
                                               ----------   ----------
  Ending                                       $2,345,654   $  733,178
                                               ==========   ==========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                   $   20,791   $   22,601
    Income taxes                               $    2,560   $   21,600

Accompanying notes are an integral part of these financial statements.


                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
              Nine Months Ended September 30, 1999 and 1998

                                                  1999         1998
OPERATING ACTIVITIES                           ----------   ----------
  Net Income/<Loss>                            $  845,843   $   97,746
      Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                 343,751      370,015
    Deferred income taxes                               0       41,629
    Loss (gain) on sale of equipment               (5,000)           0
    Increase in cash value of life insurance       (9,132)     (18,943)
    Adjustments to post retirement benefits       (58,030)     (53,376)
  <Increase> decrease in:
    Trade receivables                             225,820     (754,783)
    Cost and estimated earnings in excess
       of billings on uncompleted contracts      (251,862)    (117,216)
    Inventories                                (1,186,150)     203,308
    Prepaid Expenses                               (6,362)      (6,597)
    Model placement cost                           16,295     (134,514)
    Income taxes receivable                        64,470     (129,495)
  <Decrease> increase in:
    Accounts payable and other Liabilities        261,965      387,581
    Accrued compensation                          156,900      118,260
    Customer deposits                             147,373       95,176
    Income taxes payable                          549,247       (5,847)
                                               ----------   ----------
  Net cash provided by (used in)
      operations                                1,095,128       92,944
                                               ----------   ----------
INVESTING ACTIVITIES
  Proceeds from sale of property & equipment        5,000            0
  Purchase of plant & equipment net of
    debt incurred 1999 $0, 1998 $0               (119,451)     (99,060)
  <Increase> decrease in notes receivable
  arising from sales                              (86,871)     165,677
  <Increase> decrease in certificates of deposit        0            0
                                               ----------   ----------
  Net cash provided by (used in)
     investing activities                        (201,322)      66,617
                                               ----------   ----------
FINANCING ACTIVITIES
  Short-term borrowings                                 0      400,000
  Cash dividends paid                             (74,308)     (74,278)
  Payments on Short-term borrowings                           (400,000)
  Payments on Long-term debt                     (150,000)    (150,000)
  Debt issue costs, net of debt incurred
    1999 $0, 1998 $60,245                           2,970       63,215
  Funding of reimbursement account                 19,467       31,792
  Earnings on unused bond proceeds                    (23)     112,896
                                               ----------   ----------
  Net cash provided by (used in)
     financing activities                        (201,894)     (16,375)
                                               ----------   ----------
    Net increase (decrease) in cash               691,912      143,186
CASH
  Beginning                                     1,653,742      589,992
                                               ----------   ----------
  Ending                                       $2,345,654   $  733,178
                                               ==========   ==========
SUPPLEMENTAL DISCOLOSRES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                   $   62,265   $   79,567
    Income taxes                               $    9,951   $   73,654

Accompanying notes are an integral part of these financial statements.

                              MOD-U-KRAF HOMES, INC

                      Management's Discussion and Analysis
                        of the Third Quarter Statements

    Net sales for the third quarter of 1999 were $6,223,296 as compared to $4,207,328 for the third quarter of 1998, a 48% increase.  Sales for the first nine months of 1999 were $16,245,886 as compared to $10,829,329 in 1998 for a increase in sales volume of 50%.

    Cost of Sales was 73.69% of net sales for the third quarter of 1999
and  79.96% for the  third quarter  of 1998.   For the first nine months
cost of sales was 74.56% for 1999  compared to 77.50% for 1998.

    Selling, General and Administrative expenses were 16.62% of net sales for the third quarter of 1999 and 20.35% for the same quarter of 1998. They were 16.38% for the first nine months of 1999 compared to 20.55% for the same period in 1998.

    The net income for the third quarter of 1999 is $347,465 compared to net income of $28,288 for the third quarter of 1998. This is $0.42 per share for the third quarter of 1999 and $0.03 per share for the same period in 1998. Net income for the first nine months is $845,844, $1.02 common share for 1999, compared to $97,746, $0.12 per common share, for 1998.

     There was no significant changes in liquidity and capital resources during the third quarter of the year. Production resumed in the Highway
40 facility on January 4, 1999 and is expected to remain operating for the foreseeable future. Production at this facility had been suspended December 18, 1997 because of the adverse weather conditions. It remained idle through all of 1998. By December of 1998, demand for our houses had reached a level necessitating starting preparations to re-open the facility.

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

     The year 2000 assessment of our internal computer systems has been completed. We believe our computer systems and software are year 2000 compliant. Certain key vendors have informed us that they do not expect disruptions of services relating to the year 2000 problem. A survey was sent to our remaining key vendors in May of 1999 to try to determine if they were year 2000 compliant. To date, all responses to the survey have been positive. In the event we do get a negative respone to the survey, a substitute vendor will be lined up. We replaced our telephone system in August of this year at a cost of $27,000 because our old telephone system was not year 2000 compliant. We do not foresee a significat impact on our financial position as a result of this issue.

                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair statement of the results for the quarter ended September 30, 1999.
    The results for the quarter ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenue during the balance of the year.

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

    The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

3.  Cost and estimated earnings on uncompleted contracts
                                                       1999         1998
                                                       ----         ----
    Costs incurred on uncompleted contracts           572,003  1,744,395
    Estimated earings                                  63,556    649,624
                                                    ---------    -------
                                                      635,559  2,394,019
    Less billings to date                             307,493  2,230,795
                                                  -----------    -------
    Costs and estimated earnings in excess
      of billings on uncompleted contracts            328,066    163,224
                                                  ===========    =======
4.  Inventories
    The components of inventories are as follows     1999         1998
                                                     ----         ----
    Raw Materials                                 1,093,880      858,597
    Work-In-Progress                                382,706      195,732
    Finished Goods                                1,040,302      573,366
    Land and Units held for sale                    287,278      422,060
                                                  ---------    ---------
                                                  2,804,166    2,049,755
                                                  =========    =========

5.  Notes Receivable                                 1999         1998
                                                     ----         ----
    Various mortgage notes receivable secured by
     deeds of trust                                 152,522      159,381
    Various construction loans(all current)         580,311      495,646
    Demand note receivabe with interest payable
     quarterly at 9%, unsecured                          -         3,938
    Life insurance note receivable from an
     officer of the Company(non-interest bearing)     2,038        2,038
    Note receivable from the President, payable
     in annual principal installments of $5,625
      with interest at 5.03%                          5,625       11,250
                                                  ---------    ---------
                                                    740,496      672,253
        Less current portion                        593,395      510,038
                                                  ---------    ---------
                                                    147,101      162,215
                                                  =========    =========

6.  Property and Equipment                           1999         1998
                                                     ----         ----
    Land and improvements                           775,724      775,724
    Buildings                                     2,926,754    2,918,912
    Manufacturing equipment                       2,313,893    2,237,585
    Other furniture, fixtures and equipment         585,762      642,558
                                                  ---------    ---------
                                                  6,602,133    6,574,779
        Less accumulated depreciation            (3,251,946)  (2,869,390)
                                                  ---------    ---------
                                                  3,350,187    3,705,389
                                                  =========    =========

7.  Deferred Compensation, Related Parties           1999         1998
                                                     ----         ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1999 and 1998.                                  398,525      438,467

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1999 and 1998.                      426,440      455,514

    Present value of estimated post-retirement
    benefits other than pensions discounted at
    8.50% in 1999 and 1998.                         120,407      127,950
                                                  ---------    ---------
                                                    945,372    1,021,931
        Less Current Maturities                      83,374       76,559
                                                  ---------    ---------
                                                    861,998      945,372
                                                  =========    =========

8.  Long-Term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the constructin of a manufacturing facility. The Series 1995 variable Rate Demand Indutrial Revenue Bonds are secured by the Company's irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in annual principal amounts of $150,000 through 2015. The interest rate was 4.00% at September 30, 1999.

    The Company has entered into an agreement of sale to purchase the facility from the IDA. The Company's obligation under the Agreement of Sale is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest
    and fees related to the Bonds.   The Company also agreed to maintain
    an additional required deposit in the Reimbursement Account equal to 55 days of interest at 15.0% on the bonds. As of September 30, 1999, the Reimbursement Account balance was as follows:

         Required prepaid interest deposit        $ 67,810
         Unused monthly principal deposits          37,500
         Earnings                                   29,658
                                                  --------
                                                  $134,968

    The Company's policy is to reflect the balance of the Reimbursement Account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of September 30, 1999, all $3,000,000 of the bond proceeds have been
    drawn from the  trustee.   The Company's  obligation under the  asset
    sale agreement is reflected at the amount of bond proceeds that have been drawn.

    In July 1998, all of the remaining bond proceeds were drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn less cululative payments of $600,000. The unused proceeds and related earnings at July 1998 were used to complete additions to the new manufacturing facility and for bond related expenses.

    Debt issue costs will be amortized over the life of the bonds.

9. The Board Of Directors of Mod-U-Kraf Homes, Inc. on November 3, 1999 declared a $.03 per share cash dividend on all shares outstanding on November 19, 1999 and to be paid on December 3, 1999.

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


Date:    November 3, 1999


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