Form 10KSB
period 1999-12-31
MOD U KRAF HOMES INC
filed 2000-03-23
CIK 67251

I enclose for filing the Annual Report on Form 10-KSB of Mod-U-Kraf Homes, Inc. for the year ended December 31, 1999. The financial statements included in the Annual Report do not reflect any change from the preceding year in any accounting principles or practices or in the methods of application of those principles or practices.

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                FORM 10-KSB

      (Mark One)
     [ X ] Annual report under Section 13 or 15(d) of the Securities
Exchange
Act of 1934 (Fee required)
     For the fiscal year ended  December 31, 1999
                               -------------------
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


	State issuer's revenues for its most recent fiscal year. $22,245,279
                                                               -----------

	State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                        $3,009,953 at March 8, 2000


                 APPLICABLE ONLY TO CORPORATE REGISTRANTS

	State the number of shares outstanding of each of the issuer's classes of common equity, as of March 16, 2000.

               825,649 shares of Common Stock, $1 par value


	Transitional Small Business Disclosure Format: Yes [   ] No [ X ]


Item 1.    Description of Business
           -----------------------
	Mod-U-Kraf Homes, Inc. (the "Company"), was incorporated as a Virginia corporation on August 19, 1971. It is engaged in the business of manufacturing and selling custom-built sectionalized single family housing units of its own design. The Company also customizes a commercial line of products consisting of multi-family and diversified specialty structures.
	The Company's sectionalized housing units, available in 65 standard models, ranging in size from 705 square feet to 4,300 square feet for one and two family dwellings, consist of two or more virtually complete sections which are manufactured side by side on an assembly line. Various designs are available, including Victorian, Cape Cod, vacation homes, two stories and country homes.  There are over 100 options to allow for custom choices.
 Interior designs provide for great rooms, spacious kitchen-dining-living areas, ample closets, and fireplaces. Multi-family projects can contain up to 24,000 square feet and are custom designed to meet the needs of the builder and as dictated by building site conditions (including inside and outside painting and installation of kitchen cabinets and floor coverings).
 After completion, the units are loaded on specially designed transporters for delivery to the building site where they are off-loaded to a permanent foundation previously prepared by the purchaser. After the sections are off-loaded, either by crane or rollers, they are secured together by a "zip up" procedure by purchaser. The purchaser may then complete the sections by making plumbing and electrical connections, carrying out final grading and landscaping, and adding brick veneer, if desired. Prices on our products can vary depending upon the region into which they are to be shipped. The Company believes that when completely erected on a lot, landscaped and ready for occupancy, its single family homes retail from $55,000 to $320,000 or more depending on the cost of the lot.  The prices of multi-family projects can range up to $1,300,000 or more depending on the total size of the project.
	During the past several years, the Company, utilizing the manufactured section concept, has increasingly entered into a new commercial building market consisting of condominiums, town-house apartments, dental clinics, medical office buildings, churches, motels and many other commercial structures adaptable to the Company's manufacturing methods and capabilities.
	During 1999, the Company produced 440.5 units as compared to 291.5 units in 1998. Gross sales of $22,245,279 and $15,586,511 in 1999 and 1998 were comprised of 435.5 and 301.5 units sold, respectively.
	The chief raw materials used in production are lumber and lumber products, including plywood, moldings, door and window assemblies; general building materials such as roofing, insulation, wallboard, fixtures and hardware; and heating equipment and other appliances. These materials are presently available at competitive prices through several suppliers serving the area, and the Company has not experienced and does not foresee dependency upon any single source of supply for raw material. The price of lumber has been subject to significant fluctuations which may affect the Company's profit margin and the prices it charges for its products. The Company passes increased cost on to its customers by increasing sales prices from time to time.
	At March 1, 2000, the Company had a backlog of un-shipped orders for
68.0 units (representing approximately $3,016,558 in gross sales).
Comparable backlog figures at March 1, 1999 and 1998 were 108.0 units (representing approximately $4,764,418 in gross sales) and 70.0 units (representing approximately $3,125,458 in gross sales), respectively. The Company believes that approximately 80% of the orders comprising the current backlog are firm. The Company believes that 20% of the back log balance may not be treated as firm due to a variety of factors, including unavailability of financing for its customers, title defects or objections with respect to land upon which customers expect to erect their homes, and weather conditions which can affect delivery against contracts. The average time required between booking and shipment of an order is approximately 75 days.
	Company units are sold primarily in Virginia, Maryland, West Virginia and North Carolina, South Carolina, eastern Kentucky and eastern Tennessee.
The Company offers its products primarily to home builders, land developers and realtors, although the Company also acts as a "turnkey" contractor, selling sectionalized homes directly to retail customers and, depending on the contract, either "zipping-up" the units or completing the entire home to final grade.  Orders consist primarily of from one to three homes, although larger orders are accepted.
 	The Company does not have long-term agreements with any customer and does not have any single customer or large group of customers upon which a material part of its business depends. Sales terms are flexible, varying from cash 15 days prior to delivery to a completely secured sale with a nominal down payment, in which the Company provides construction financing pending sale of the units and disbursement of financing by the permanent
lender.  	The Company provides permanent financing in connection with a small number of sales. (See Note 3 of Item 7, Financial Statements)
	The Company does not have any material patents, licenses, franchises or concessions, has not made any material expenditures for research and development during the past three years and does not anticipate doing so.
The Company employs approximately 35 persons on its administrative and office staff, 20 persons on its sales staff and 160 persons on its production and delivery staff. None of its employees is represented by a labor union. The Company's employment level has fluctuated, and will continue to fluctuate with the demand for code-complying manufactured housing. Production employment levels have been stable for the last two years and are expected to remain stable with the new Company's manufacturing facility in operation.
	Competition in the housing industry is intense. The Company competes not only with local, regional and national producers of manufactured housing, including modular, panelized and mobile homes, but also with local, regional and national home builders as well. Many of these competitors have financial resources and production facilities which far exceed those of the Company. Moreover, five manufactured housing firms have plants located in or near Rocky Mount, Virginia, and the Company must accordingly compete with these firms for labor as well as sales.
	To the extent weather conditions affect the construction or erection of houses, the business of the Company can be seasonal, with a larger portion of sales and shipments of its units occurring in the warmer months of the year, generally from May through November, than during the winter months.
	To the best of its knowledge, the Company is in compliance with all applicable regulations and does not currently foresee that material capital expenditures will be necessary to maintain such compliance or that future compliance will significantly affect the earnings or competitive position of the Company.
	The marketing direction of the Company has recently developed two thrusts. While the overall trend has been towards larger structures, the Company has developed a series of smaller, lower-cost units to enable it to compete for entry-level housing and governmental loan programs.
Improvements made in manufacturing facilities have put the Company in the position to produce both large and smaller units efficiently.
	The products of the Company are manufactured at two facilities in Rocky Mount, Virginia. See Item 2, below. The original plant has a production capacity of 5 units per week and the new facility has a production capacity of 15 units per week.
      On March 13, 2000, the Company and Coachmen Industries, Inc. of
Elkhart, Indiana, announced that they had signed a letter of intent calling for Coachmen to buy all of the outstanding stock of the Company for $11.75 per share. Closing of the transaction is expected in late April or early
May, subject to the completion of due diligence by Coachmen, negotiation of a definitive agreement, approval by the Company's shareholders and other customary conditions. The proposal includes plans for the Company to continue to operate as a separate entity under the Coachmen Housing Group.
The proposal also calls for the Company's current management team to remain in place, as well as the Company's employees.

Item 2.	Description of Property.
        -----------------------

	The Company's production and transportation office and original manufacturing plant are located in a one-story steel building, approximately
40 years old, on State Highway 40, one mile east of Rocky Mount, Virginia.
The building is insulated and heated with a concrete floor and totals 20,000 square feet. Production and transportation offices, located within the plant facility, are air conditioned and contain approximately 1,000 square feet of floor space. In 1982 there was a one story metal and wood plumbing and electrical storage addition with 700 square feet and a one story metal and wood breakroom addition, heated and air conditioned, with 700 square feet completed. In 1984 construction was completed on a 7,200 square foot addition to the plant. In 1988 a one story metal and wood addition containing a supply room and a "Binks" paint booth was completed containing 1,600 square feet. In 1993 a one story metal building that was built in 1984 which has a concrete floor and 16' overhead doors and has 3,600 square feet was converted to a component manufacturing area. A small portion of the plant is used for storage of materials which will not withstand exposure to the elements.
Total manufacturing area contains approximately 33,800 square feet of space.
	Four enclosed storage buildings on the property adjacent to the manufacturing plant are used to store materials. These buildings are wood and metal construction with concrete floors and either three or four walls enclosed. Total enclosed storage is 17,370 square feet.
	The corporate headquarters building, including the engineering office, which is located adjacent to the Rocky Mount plant, was completed and occupied in December 1973 and contains over 7,800 square feet of office space. The building was constructed in the Rocky Mount plant from seven single modules completed in the plant with plant installation of wiring, lighting, plumbing, carpet, vinyl, and rest rooms with ceramic walls and floors.
    The property is served by a rail siding. The property includes approximately seven acres of land that provides for, in addition to the plant buildings, storage buildings and corporate headquarters building, room for employee and visitor parking, storage of completed sections pending shipment and one sales model.
	In October 1977, the Company purchased a 10-acre parcel adjacent to its Rocky Mount facilities for possible future expansion. In March 1993, an additional 16.92 acres were purchased adjacent to the 10 acre parcel. In October 1994 the Company exchanged, at no cost, 20.229 acres of the total
26.92 acres for 17.983 acres in the Franklin County/Town of Rocky Mount, Virginia Industrial Park. After the exchange, there are remaining 6.691 acres owned by the Company adjacent to its Rocky Mount facilities.

	The 7 acre parcel that contains the manufacturing, storage and office buildings are separated from the 6.691 acre parcel referred to above by a rail line.
	The Company's second manufacturing facility is located on 17.983 acres in the Franklin County/Town of Rocky Mount, Virginia Industrial Park. The facility is a steel building, insulated with a standing rib roof. The
104,325 square foot building has a 32'6" eave height and has a sprinkler system throughout. There is 6,680 square feet of mezzanine for additional storage and 800 square feet of office space inside the building. The size of the building allows for storage of all materials for the construction of the units, reducing damage to inventory due to movement and weather. The entire floor area is covered by 6" of finished concrete. There are 10 large doors of which 8 are designed for "drive" through and 2 are "dock" doors for receiving materials. There are five 4 ton bridge cranes installed to assist in the "off-line" production of various components such as floor systems, walls, and roof systems. The entire building is heated by propane with an air rotation system. To allow for future expansion of the building, an additional 8,750 square feet of finished floor and grade beams have been added to the building. Three storm water run-off retention ponds are located on the property. All roof drains on the building have been "piped" to those ponds. The remainder of the finished lot is covered by a 6" compacted surface with approximately 42,000 square yards of high traffic area underlaid with a surface retention fabric. The property is fenced for security purposes. The IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of this manufacturing facility.
The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank.
	The Company's transportation and delivery fleet consists of twelve tractor cabs and 57 transporters, all of which are owned by the Company. Four of the tractor cabs were purchased in 1996 and these transporters were placed in service during the first quarter of 1997. Two additional tractor cabs were purchased in 1999 and placed in service in 2000.
	The Company considers its properties and equipment generally to be well maintained and in good condition, and adequate for the needs of its business. All properties are considered to be adequately insured by the Company.

Item 3.  	Legal Proceedings.
          ------------------
         A suit against the Company is pending in the United States District Court by a former employee who is seeking damages for unlawful termination. The Company is vigorously contesting the suit. The ultimate outcome of the litigation is unknown at this time. However, potential losses, including fees and costs, could reach $300,000.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

       None

Item 5.	Market for Common Equity and Related Stockholder Matters.
          --------------------------------------------------------


	The Corporation's common stock is traded in the over-the-counter market. The number of shareholders as of February 15, 2000 was 368. The range of bid and ask quotations and dividends declared for each quarter during the last two calendar years are listed below.

	QUOTATIONS ON COMMON STOCK

	               1999                          1998           Dividends
            BID            ASK            BID            ASK       Declared
     	 High    Low    High    Low    High   Low    High    Low     1999  1998

First  5 3/4  5 3/4    8       8     6      6      7 1/2   7 1/2  $0.03 $0.03
Second 5 3/4  5 3/4    8       8     5 7/8  5 7/8  7 1/2   7 1/2  $0.03 $0.03
Third  5 3/4  5 3/4    8       8     5 7/8  5 7/8  7 1/2   7 1/2  $0.03 $0.03
Fourth 5 3/4  5 3/4    8       8     5 3/4  5 7/8  8       7 1/2  $0.03 $0.03

Source:  Wheat First Union & Koonce Securities, Inc.

For the past 89 consecutive quarters a quarterly dividend of $0.03 per share of common stock has been declared. The Company presently expects to pay dividends in the future as earnings permit. The quotations herein reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.


Item 6.	Management's Discussion and Analysis of Financial Condition and
            Results of Operations.
          ----------------------------------------------------------

      Net Sales for 1999 of $22,245,279 increased 42.72% over 1998 net sales of $15,586,511. This increase in revenues is the result of a 44% increase in the number of modular units sold due to having both plants running the entire year and a strong demand for our homes.
	Gross Profit percentage increased in 1999 to 24.72% from 22.13% in 1998. The manufacturing process in our new facility showed significant improvement over the prior two years of operation. The old manufacturing facility was started back up at the beginning of 1999 due to the increased demand for our houses. This facility did not experience the production inefficiencies the newer facilty did upon opening.
	Our Selling, General and Administrative Expense as a percentage of sales dropped in comparison to the prior year. Actual dollars spent increased 25% for the year, a majority of which was sales related for sales commissions and builder discounts on the increased sales volume.
The percentage to net sales decreased for 1999 to 17.44% from 19.90 in 1998.
	We are reporting a Non-operating income for the year as opposed to non-operating expense in the prior year due to the gain on the property taken by the state in order to widen Route 40 which runs in front of our home office. The State has deposited $175,596 in a bank account based on their assessed value of the land. Management has not settled with the State on the final value of the land. The Non-Operating income is also partly attributable to increased investment income. At the end of 1999, the Company had $700,000 in certificates of deposits and a majority of the remaining cash was in either a money market account or an investment sweep account.
	Management believes that the market for its modular housing is likely to remain strong for the foreseeable future. The Company intends to capitalize on this anticipated demand by continuing to improve its production capacities and efficiency, resulting in improved revenues and gross profit margins. The Company's success in realizing these goals will be affected by weather conditions in its market and its ability to effectively control manufacturing costs, both of which may negatively impact performance. Demand for the Company's products also is sensitive to general economic conditions in its market and would be negatively affected by any economic downturn.
	To date, the year 2000 problem has had no significant effect on Mod-U-Kraf Homes, Inc. We surveyed our key vendors as to their year
2000 readiness during 1999, and all returned responses were positive.
The only directly related cost to the Company for this problem was our need to replace our telephone system, at a cost of $27,000.
	On December 18, 1997, management of the Company determined to temporarily suspend production at its Highway 40 facility. The suspension was required by adverse weather conditions that delayed the Company in delivering new units. Production at that facility remained idle throughout all of 1998. The new production facility was sufficient to meet our production needs until the fourth quarter of 1998. At that time, demand was approaching a level necessitating either re-opening the old plant or risk losing sales due to the production backlog of houses waiting to go into the new plant. Preparations were begun in December of 1998 to retool and restock the old plant. Production resumed in the Highway 40 facility on January 4, 1999 and remained open for all of 1999. We do not foresee a need to close it again in the near future.

Capital Resources and Liquidity

     Total funds generated were sufficient to meet the requirements for plant and equipment, debt retirement and dividends. By virtue of the cash and accounts receivable levels, the company feels that it has adequate liquidity for continued successful operations.
      The Company completed and put into operation our new manufacturing facility in August 1996. The cost of the 104,000 sq. ft. facility, including improvements and equipment was approximately $2,800,000 which was financed by an Industrial Development Bond Issue. The debt associated with this issue has a remaining life of 17 1/2 years and bears interest at a variable rate based on variable, tax exempt bonds. At December 31, 1998, the actual interest rate was 5.75%.
     The Company believes that the effect of inflation on the results for the periods presented is not material. To the extent permitted by competition, the Company passes increased cost on to its customers by increasing sales prices from time to time.




Item 7.	Financial Statements.
          ---------------------

                  MOD-U-KRAF HOMES, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL REPORT
                             December 31, 1999

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

                              * * *

	INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Mod-U-Kraf Homes, Inc. and Subsidiary
Rocky Mount, Virginia


	We have audited the accompanying consolidated balance sheets of Mod-U-Kraf Homes, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mod-U-Kraf Homes, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


                                    Brown, Edwards & Company, L.L.P.

                                    CERTIFIED PUBLIC ACCOUNTANTS

Roanoke, Virginia
January 25, 2000


                              * * *


	OTHER BUSINESS DATA
	SELECTED FINANCIAL DATA

	Year Ended December 31,

                       1999        1998        1997	   1996        1995

Net Sales          $22,245,279 $15,586,511 $16,072,448 $11,372,471 $9,083,419
0perating Inc(Loss)  1,617,544     348,365     376,446     323,643    542,434
Net Earnings(Loss)   1,042,985     115,397     180,685     177,663    378,824
Earnings(Loss) Per Share
Primary & Fully Diluted(1)1.26        0.14        0.22        0.22       0.46
Cash Dividends Per Sh  (1)0.12        0.12        0.12        0.12       0.12
Total Assets        11,008,450   9,235,319   9,075,041   9,617,921  7,845,504
Current Ratio        2.77 to 1   3.67 to 1   4.40 to 1   3.72 to 1  5.17 to 1
Deferred comp.         925,123   1,003,402   1,075,307   1,147,186  1,206,188
Book Value Per Share   (1)6.91        5.76        5.74        5.65       5.55

(1) 	Primary and fully diluted earnings per common share are based on the weighted average number of shares of common stock outstanding and common stock equivalents of dilutive stock options.


           Management's Discussion and Analysis of
         Financial Condition and Results of Operations



                              * * *

                  MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS
                       December 31, 1999 and 1998

            ASSETS                          1999            1998
CURRENT ASSETS
  Cash and cash equivalents            $  2,694,694      1,653,742
  Trade and other receivables               663,622        351,972
  Inventories (Note 2)                    2,214,484      1,618,016
  Notes receivable(Note 3)                  548,063        645,962
  Income taxes receivable (Note 7)              -           76,900
  Prepaid expenses                           26,557         34,627
                                          ---------      ---------
            Total current assets          6,147,420      4,381,219

NOTES RECEIVABLE (Note 3)                   142,277          7,663

PROPERTY AND EQUIPMENT(Note 4 and 6)      3,350,249      3,574,488
OTHER ASSETS
  Deferred taxes (Note 7)                   344,810        416,381
  Cash surrender value of officers' life
  insurance                                 167,773        157,732
  Reimbursement account (Note 6)            174,149        155,160
  Eminent domain deposit (Note 11)          175,596            -
  Debt issue costs                           61,430         65,390
  Model Homes                               444,746        477,257
                                          ---------      ---------

                                        $11,008,450     $9,235,290
                                          =========      =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt
    (Note 6)                           $    150,000     $  150,000
  Postretirement benefits (Note 5)           85,206         78,279
  Accounts payable, trade and other
    liabilities                             776,934        545,378
  Income taxes payable (Note 7)             572,050            -
  Accrued compensation                      366,881        220,408
  Customer deposits                         264,653        157,200
                                          ---------      ---------
            Total current liabilities     2,215,724      1,151,265
POSTRETIREMENT BENEFITS(Note 5)             839,917        925,123
LONG-TERM DEBT (Note 6)                   2,250,000      2,400,000
COMMITMENTS AND CONTINGENCIES (Notes 6
 and 11)                                        -                -
                                          ---------      ---------
            Total liabilities             5,305,641      4,476,388
                                          ---------      ---------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value,
   2,000,000 shares authorized; 825,649
   shares issued and outstanding       $    825,649     $  825,649
  Additional paid-in capital                459,671        459,671
  Retained earnings                       4,417,489      3,473,582
                                          ---------      ---------
                                          5,702,809      4,758,902
                                          ---------      ---------
                                       $ 11,008,450      9,235,290
                                          =========      =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              * * *

                    MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF INCOME
                Years Ended December 31, 1999, 1998, and 1997

                                 1999         1998          1997
                              ----------   ---------     ---------
Net sales                    $22,245,279  $15,586,511   $16,072,448

Cost of goods sold (Note 12)  16,832,786   12,137,023    12,613,342
                              ----------   ----------    ----------
         Gross profit          5,412,493    3,449,488     3,459,106

Selling, general and
  administrative expenses      3,794,949    3,101,123     3,082,660
                              ----------   ----------    ----------
         Operating income      1,617,544      348,365       376,446

Postretirements benefits
  expense (Note 5)                82,292       88,666        89,132

Non-operating income(expense),
 net (Note 10)                   167,375      (83,863)          349
                              ----------    ---------     ---------

  Income before income taxes   1,702,627      175,836       287,663

Federal and state income tax
  expense (Note 7)               659,642       60,439       106,978
                              ----------    ---------     ---------

            Net income       $ 1,042,985      115,397     $ 180,685
                              ==========    =========     =========

Earnings per share           $      1.26    $    0.14    $     0.22
                              ==========    =========     =========

The Notes to Consolidated Financial Statements are an integral part of these statements.



                     MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                 Years Ended December 31, 1999, 1998, and 1997



                                    1999     1998        1997
                                ---------- ---------- -----------

 Balance, beginning            $ 3,473,582 $3,457,263  $3,375,656

  Net income                     1,042,985    115,397     180,685

  Dividends paid
  ($.12 per share)                 (99,078)   (99,078)    (99,078)

                                 ---------  ---------   ---------
Balance, ending                $ 4,417,489 $3,473,582  $3,457,263



The Notes to Consolidated Financial Statements are an integral part of these statements.

                              * * *

                   MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years Ended December 31, 1999, 1998, and 1997


                                   1999         1998        1997
                                ---------    ---------   ---------
OPERATING ACTIVITIES
  Net income                   $1,042,985   $  115,397   $  180,685
  Adjustments to reconcile
    net income to net cash
    provided by operating
    activities:
    Depreciation and
      amortization                490,812      517,421      487,496
    Deferred taxes                 71,571       47,892       21,866
    Loss (gain) on sale
      of equipment              (   7,000)      21,807    (   4,706)
    Increase in cash value of
      life insurance            (  10,041)   (  19,854)   (  21,651)
    Adjustment to post-
     retirement benefits        (  78,279)   (  71,905)   (  71,879)
    Eminent domain gain         ( 175,596)         -            -
    Change in certain current
     assets and liabilities:
       (Increase) decrease in:
         Trade and other
           receivables          ( 311,650)   ( 206,528)   (  92,516)
         Inventories            ( 596,468)     635,047       36,633
         Income tax receivable     76,900    (  76,900)      46,123
         Prepaid expenses           8,070       10,259    (   1,496)
         Model homes            (   1.124)   ( 264,755)   ( 158,067)
       (Decrease) increase in:
         Accounts payable,
           trade and other
           liabilities            231,556      179,068    ( 158,918)
         Income taxes payable     572,050    (   5,847)       5,847
         Accrued compensation     146,473       58,896    (  39,609)
         Customer deposits        107,453       73,473    ( 209,928)
                                ---------    ---------    ---------
            Net cash provided
             by operating
             activities         1,567,712    1,013,471       19,880
                                ---------    ---------    ---------
INVESTING ACTIVITIES
  Proceeds from sale of
    equipment                       7,000       45,003        8,200
  Purchase of property and
   equipment, net of debt
   incurred 1999 $0:
   1998 $60,245; 1997 $0        ( 228,927)   (  48,645)   ( 602,303)
  Principal received on notes
  receivable                      596,597      299,486      852,984
  Notes receivable arising
    from sales                  ( 633,363)   ( 115,181)  (  701,287)
  Decrease (increase) in
    certificates of deposit           -             -       200,000
                                ----------    ---------   ---------
     Net cash provided by
      (used in) investing
      activities                ( 258,693)     180,663   (  242,406)
                                ----------    ---------   ---------
FINANCING ACTIVITIES
  Payments on long-term debt    ( 150,000)   ( 150,000)  ( 150,000)
  Cash dividends paid           (  99,078)   (  99,078)  (  99,078)
  Funding of reimbursement
    account                     (  18,989)       5,082   (   7,536)
  Earnings on unused
    bond proceeds                     -        113,612   (   8,138)
                               ----------    ---------   ----------
      Net cash used in
       financing activities     ( 268,067)   ( 130,384)  ( 264,752)
                               ----------    ---------   ----------
      Increase in cash and
       cash equivalents         1,040,952    1,063,750   ( 487,278)

CASH AND CASH EQUIVALENTS
  Beginning                     1,653,742      589,992   1,077,270
                                ---------   ----------   ---------
  Ending                       $2,694,694   $1,653,742  $  589,992
                                =========   ==========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Cash payments for:
    Income taxes, net of
      refunds received         $  (54,732)  $   95,294   $   33,142
                                =========   ==========    =========
    Interest                   $   86,423   $  101,521   $  104,746
                                =========   ==========    =========
  Non-cash investing activity:
    Eminent domain deposit     $  175,596   $      -     $      -
                                =========    =========   ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                              * * *

                   MOD-U-KRAF HOMES, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1999


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

         Concentrations of credit risk:
         -------------------------------
         In some cases, the Company provides short-term construction financing which is generally limited to 75 to 80 percent of the estimated fair market value of the completed property. The Company retains a security interest in the property until the contract is paid. The Company's exposure to loss on these contracts is limited to the difference between the receivable and the value of the collateral. The Company has not experienced any significant loss on the previous sales of repossessed collateral. In other cases, short term financing is provided through trade receivables, which are unsecured.

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

         During 1999, the Company entered into a treasury services agreement with a commercial bank to invest in Eurodollars.
         At December 31, 1999, the Company had approximately
         $660,000, which is not insured by the Federal Deposit
         Insurance Corporation (FDIC) and is subject to Cayman Islands Sovereign risk.

         Valuation of Trade Receivables:
         ------------------------------
         Trade and notes receivable are stated at face amount with no allowance for doubtful accounts because probable uncollectible accounts are immaterial.

         Inventories:
         -----------
         Raw materials are stated at the lower of cost (determined on a first-in, first-out basis) or market. Work in progress and finished goods are stated at the lower of average cost (determined on a standard cost basis) or market. Land and units held for sale are stated at the lower of cost (determined on a specific property basis) or market.

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

         Customer deposits:
         -----------------
         Customer deposits consist primarily of payments received for which the revenue recognition criteria described below has not been met. Ultimately, the deposits are applied to the cost of the purchase.

         Recognition of Revenue:
         ----------------------
         Revenue is recognized for cash-in-advance sales when production of the unit is complete and for sales on account when the unit is delivered. Revenue is recognized for Company financed sales when the financing instrument is executed and production of the unit is complete.

                              * * *

         Estimates:
         ---------
         Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported revenues and expenses. Actual results could differ from those estimates.

         Earnings Per Share:
         ------------------
         Earnings per share are based on the weighted average number of shares of stock outstanding, which were 825,649 for 1999, 1998 and 1997.

         Advertising costs:
         -----------------
         Advertising costs, which consist primarily of newspaper and yellow page advertisements, brochures and signage are expensed as incurred

         Reclassification:
         ----------------
         The amounts presented for prior years have been reclassified, where appropriate, to conform to the presentation used for the current year.

Note 2.  Inventories

         The components of inventories are as follows:

                                          1999            1998
                                      -----------     -----------
            Raw materials            $  1,038,047    $    761,513

            Work-in-process               362,259         203,636

            Finished goods                526,900         360,451

            Land and units held
              for sale                    287,278         292,416
                                      -----------     -----------
                                     $  2,214,484    $  1,618,016
                                      ===========     ===========

         Total general and administrative costs incurred and the portion of those costs remaining in inventory are as follows:
                                1999         1998         1997
                              --------     --------     --------

           Incurred         $1,103,022    $ 975,754    $ 983,821
                              ========     ========     ========
           Remaining in
            inventory       $   43,521   $   43,401    $  60,997
                              ========     ========     ========
Note 3.  Notes Receivable

         Notes receivable consist of the following:

                                                 1999        1998
                                               --------    --------
        Mortgage notes receivable,
        interest ranging from 8% to 9%,
        payable in various monthly install-
        ments and balloon payments due at
        various dates through July 2003.
        Secured by deeds of trust on
        certain real estate.                 $  150,326  $  157,718

        Credit line deed of trust notes
        receivable, interest ranging from
        9% to 10.5%, payable at various
        dates through 2000.  Secured by
        deeds of trust on certain real estate.  532,351     478,862

        Other notes                               7,663      17,045
	                                        ---------   ---------
                                                690,340     653,625
                Less current portion           (548,063)   (645,962)
                                              ---------   ---------
                                             $  142,277  $    7,663
                                             ==========  ==========

                              * * *

Note 4.  Property and Equipment

         Major classes of property and equipment are as follows:

                                               1999         1998
                                             ---------     --------
            Land and improvements          $  775,724   $  775,724
            Buildings                       2,934,429    2,918,912
            Manufacturing equipment         2,286,299    2,150,733
            Other furniture, fixtures
              and equipment                   712,230      660,203
                                            ---------    ---------
                                            6,708,682    6,505,572
           Less accumulated depreciation   (3,358,433)  (2,931,084)
                                            ---------    ---------
                                            3,350,249    3,574,488

           Maintenance and repairs expense incurred amounted to $283,008, $169,324 and $219,212 for 1999, 1998, and
           1997, respectively.

Note 5.  Postretirement Benefits

         The Company is obligated under postretirement benefits agreements with two former officers. The present value of
	   these obligations, discounted at 8.5% are as follows:

                                               1999         1998
                                             ---------   ----------
         Deferred compensation benefits
         payable to the widow of O.Z. Oliver,
         former Treasurer and Chairman of
         the Board, at $6,311 monthly until
         the earlier of her death or
         September 2006.                     $  387,965   $ 428,786

         Deferred compensation benefits
         payable to Robert K. Fitts, former
         President and Chairman of the Board,
         at $5,560 monthly until his death
         after which the benefits are payable
         to his spouse, Mary L. Fitts until
         the earlier of her death or July
         2007.                                  418,742     448,491

         Postretirement benefits other than
         pensions. Details are presented below. 118,416     126,125
                                              ---------   ---------
                                                925,123   1,003,402
                  Less current portion          (85,206)    (78,279)
                                              ---------   ---------
                                             $  839,917  $  925,123
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

                              * * *

Note 6.  Debt

         On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar
         Bank holds a first lien and security interest on the new facility. The bonds are payable in equal annual principal amounts of $150,000 through 2015. The interest rate was 5.75,
         4.15 and 4.25 percent at December 31, 1999, 1998 and 1997, respectively.

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

                                                 1999         1998
                                                 ----         ----
           Required prepaid interest deposit  $ 67,811    $  67,811
           Unused monthly principal deposits    75,000       75,000
           Earnings                             31,338       12,349
                                              --------     --------
                                              $174,149     $155,160
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

	   Lines of Credit
	   ---------------
	   The Company has an unsecured $500,000 line of credit with Crestar Bank bearing interest at LIBOR plus .75%, payable on demand, and expiring on January 31, 2001. The
         Company also has an unsecured $500,000 line of credit with BB&T bearing interest at LIBOR plus 2.00%, payable on demand, with no established expiration.
         There were no amounts outstanding under the lines of credit as of December 31, 1999 and 1998.



Note 7.  Income Taxes

         The provision for income taxes consists of the following
         components:
                                 1999       1998        1997
                              ---------   --------    --------
          Current              $588,071   $ 12,547    $ 85,112

          Deferred               71,571     47,892      21,866
                                -------    -------     -------
                               $659,642   $ 60,439    $106,978
                               ========   ========    ========

Deferred taxes results from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. The sources of the differences and the tax effect of each are as follows:

                                      1999       1998      1997
                                    --------  --------  ---------
     Differing cost basis of
       property and equipment      $  (2,533) $ 15,278  $   4,394
     Eminent domain gain              64,192       -          -
     Amounts expensed when
       incurred, deducted when paid:
       Deferred Compensation          19,729    26,782     27,314
       Warranty & accrued vacation   (10,619)    1,058   (  8,675)
       Other, net                        802     4,774   (  1,167)
                                    --------   -------   --------
                                   $  71,571    47,892  $  21,866
                                    ========   =======   ========

                              * * *

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rate to income before taxes for the following reasons:

                       1999             1998             1997
                   ---------------  ---------------  --------------
                          Percent          Percent          Percent
                             of               of               of
                           Pretax           Pretax           Pretax
                   Amount  Income   Amount  Income   Amount  Income
                  -------- ------  -------- ------  -------- ------
Tax expense at
  federal rate    $578,893  34.0%  $ 59,784  34.0%  $ 97,805  34.0%
Increase (decrease)
 in taxes from:
 State taxes, net
 of federal tax
 effect             68,105   4.0      7,033   4.0    11,507    4.0
 Other, net         12,644   0.7    ( 6,378) (3.6)   (2,334)  (0.8)
                   --------  -----  --------  -----  --------  ----
                  $659,642  38.7%  $ 60,439  34.4% $106,978   37.2%
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


 Note 9. Profit Sharing Plan and Trust

         The Company has a contributory profit-sharing plan complying under Section 401(k) and certain other provisions of the Internal Revenue Code. The plan covers a majority of all employees meeting minimum eligibility requirements. Participants may elect to have before-tax (salary reduction) contributions to be made to the plan on their behalf. The Company matches such before-tax contributions in the proportion determined by the Board of Directors at its discretion on an annual basis. Additionally, the Company may at the Board's discretion make an additional contribution based on the Company's pre-tax earnings. The Company's total contributions to the plan were $85,586, $27,815 and $46,134 for 1999, 1998 and 1997, respectively.

                              * * *

Note 10. Non-operating Income(Expense)

         Non-operating income(expense)consists of the following:

                                  1999        1998        1997
                                --------    --------    --------
         Interest income       $  98,310   $  79,063   $ 108,421
         Interest expense        (86,423)  ( 101,668)   (102,290)
         Bond service fees       (26,126)  (  69,135)   ( 13,260)
         Eminent domain gain
            (Note 11)            164,596         -           -
         Other, net               17,018       7,877       7,478
                                --------    --------    --------
                               $ 167,375     (83,863)  $     349
                                ========    ========    ========

Note 11. Commitments and Contingencies

         Employment Contracts:
         --------------------
         The Company is obligated under employment contracts with the President and Vice President. Combined base annual compensation under the contracts is approximately $145,000. The contracts provide for payment of incentive compensation based on certain percentages of pretax income of the Company, exclusive of any extraordinary items.

         Death Benefit:
         -------------
         The Company is obligated to provide a death benefit to the estate of the Vice President in the amount of $35,000. The Company has recognized a liability in the amount of $19,772, the estimated present value of this obligation discounted at 8.50 percent. The Company is carrying a term life insurance policy in the amount of $35,000, the purpose of which is to fund the death benefit.

         Eminent domain
         --------------
         The Commonwealth of Virginia acquired title to certain of the Company's property through the eminent domain statues. In connection therewith, the Commonwealth deposited funds With the Clerk of the Circuit Court of Franklin County, Virginia, representing its offer for the property. The Company has recorded a gain (see Note 10) based on this offer, as this is considered the minimum to be received. The Company is contesting the offer. The ultimate outcome, and additional proceeds to be received, if any, cannot be determined at this time.

         Litigation
         ----------
         A suit against the Company is pending in the United States District Court by a former employee who is seeking damages for unlawful termination. The Company is vigorously contesting the suit. The ultimate outcome of the litigation is unknown at this time. However, potential losses, including fees and costs, could reach $300,000.


Note 13. Related Party Transactions

         In the normal course of business, the Company makes purchases from a supplier owned by the estate of a director of the Company. Purchases from this supplier totaled
         $643,094 and $760,598 for 1998 and 1997, respectively.

         The Company is obligated under deferred compensation agreements to two former officers (Note 5).

                              * * *


Item 8.	Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure.
          ---------------------------------------------------------------
	None

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------------------

          The Company's Board of Directors is composed of the following five members.

             Name                    Age        Director Since
            ------                  -----      ----------------
   Edwin J. Campbell  . . . . . . . . 70             1978
   Dale H. Powell   . . . . . . . . . 66             1980
   W. Curtis Carter   . . . . . . . . 81             1991
   Bobbie L. Oliver . . . . . . . . . 67             1994
   Mary L. Fitts  . . . . . . . . . . 60             1994


    EDWIN J. CAMPBELL was Vice President of Sales and Marketing of the Company from 1977 until 1990, and has been Corporate Secretary since March, 1990. He was Vice President from October 1990 until March 1999, at which time he was appointed Executive Vice President.

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

                   SECTION 16(A) BENEFICIAL OWNERSHIP
                           REPORTING COMPLIANCE

	The Company's directors, executive officers and owners of more than 10% Company's shares are required under the Securities Exchange Act of 1934 to file report of ownership and changes in ownership with the Securities
Exchange Commission. Copies of these reports must also be furnished to the Company. Based solely on review of the copies of such reports furnished to the Company through the date hereof, or written representations that no reports were required; the Company believes that during 1999, all filing requirements applicable to its officers, directors and 10% shareholders were met.

Item 10.   Executive Compensation.
           ----------------------

     The following table presents information relating to total compensation of the Chief Executive Officer of the Company during the periods indicated.


                        SUMMARY COMPENSATION TABLE

                Annual Compensation
                                                           All
     Name and                                  (1)       Other (2)
Principal Position    Year       Salary       Bonus    Compensation

Dale H. Powell        1999      $75,000       $5,607      $14,469
 President and
Chairman of the       1998      $75,000       $8,995      $14,532
Board
                      1997      $75,000       $9,651      $14,511

(1) Bonus is calculated on the prior years' earnings in accordance with Mr. Powell's employment agreement.

(2) Consists of $13,207 of premiums paid annually by the Company on a "split-dollar" insurance policy for 1999, 1998 and 1997, and $1,263, $1,325 and $1,304 of Company contributions to Mr. Powell's profit-sharing plan account for 1999, 1998 and 1997 respectively.

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

    Under an Employment Agreement with the Company, effective April 8, 1999, Edwin J. Campbell will be paid an annual base salary of $70,000, subject to annual review by the Board of Directors. In addition to the base salary, Mr. Campbell will be paid incentive compensation equal to 2.5% of the income of the Company before federal and state income taxes, and before the payment of any dividends or extraordinary non-recurring items or expenses.

Compensation of Directors

    Outside directors are paid a fee of $250.00 for each meeting of the Board of Directors attended.


Item 11.	Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

    The Company's only authorized equity is common stock, $1 par value ("Common Stock"), each share of which has one vote on all matters. There were outstanding and entitled to vote 825,649 shares of Common Stock on February 16, 2000.

    The following table presents certain information as of February 16, 2000, the Record Date, regarding beneficial ownership of Common Stock by the directors and nominees for directors, officers and directors as a group, and all owners of more than 5% of the Common Stock.

                               Amount and Nature
     Name of Beneficial         of Beneficial             Percent
         Owner                    Ownership                Owned
    ------------------        ---------------------       -------
    Edwin J. Campbell               30,052(1)               3.64%
    Dale H. Powell                  69,000                  8.36
    W. Curtis Carter                36,720                  4.45
    Bobbie L. Oliver               173,406                 21.00
    Mary L. Fitts                   66,000(2)               7.99
    All officers and directors
      as a group(8 persons)        375,490                 45.48

    Robert K. Fitts                 78,547(3)               9.51
     P.  O. Box 82
     Boones Mill, VA  24065

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
          -----------------------------------------------
     Pursuant to a settlement agreement between the Company and the Estate of O. Z. Oliver, deferred compensation benefits of $75,726 were paid to Mr. Oliver's widow, Bobbie L. Oliver, during 1999. In addition, $2,122 was paid in 1999 to Mrs. Oliver for health insurance premiums. Mrs. Oliver, a director, is the sister-in-law of Dale H. Powell, President and Chairman of the Board of the Company and the sister of Mary L. Fitts.

   Pursuant to a settlement agreement between the Company and Robert K. Fitts, deferred compensation benefits of $66,724 and a sum of $10,000 in premiums for life insurance policies assigned to Mr. Fitts were paid to Mr. Fitts in 1999. In addition, $6,000 was be paid in 1999 to Mr. Fitts for health insurance premiums for Mr. Fitts and Mary L. Fitts, his spouse. Mr. Fitts' spouse, Mary L. Fitts, a director, is the sister of Bobbie L. Oliver and the sister-in-law of Dale H. Powell, President and Chairman of the Board of the Company.

     In the normal course of business, the Company makes purchases from a supplier owned by the family of J. Dillard Powell, the recently deceased brother of Dale H. Powell. The supplier was acquired by Mr. Powell in 1989. Prior to that time, the supplier had been a long time vendor of the Company. Purchases from this supplier totaled approximately $969,047 for 1999.



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

      99.1  Additional Exhibit - News release dated March 13, 2000

(b)  Reports on Form 8-K   -   None.




	SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						MOD-U-KRAF HOMES, INC.
						(Registrant)

March 22, 2000                		By s/Dale H. Powell
                              -------------------------
                             	Dale H. Powell, President and
                                 Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 22, 2000             			s/Dale H. Powell
                              -------------------------
                              Dale H. Powell, President and
                                     Chairman of the Board (Principal
                                           Executive officer)

March 22, 2000		            	s/Edwin J. Campbell
                              -------------------------
					Edwin J. Campbell, Vice President,
                                      Corporate Secretary and Director

March 2, 2000            			s/Steven T. Montgomery
                              -------------------------
                              Steven T. Montgomery, Controller
                                     (Principal Financial and Accounting
                                           Officer)

March 22, 2000			            s/W. Curtis Carter
                              -------------------------
                              W. Curtis Carter, Director


March 22, 2000	             		s/Bobbie L. Oliver
                              -------------------------
                        	Bobbie L. Oliver, Director

March 22, 2000                            s/Mary L. Fitts
                              -------------------------
				      Mary L. Fitts, Director


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

	99.1  Additional Exhibit - News release dated March 13, 2000

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


Exhibit 3.2(d)

Mod-U-Kraf Homes, Inc.

Resolution Passed at Board of
Directors Meeting February 4, 1998


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


Exhibit 11
                            Mod-U-Kraf Homes, Inc.
            Computation of Basic and Diluted Earnings Per Share for the years ended December 31, 1999, 1998 and 1997


                                        		 1999       1998       1997
                                   	       -----      -----      -----
Net income applicable to common stock(1)$1,042,985   $115,397   $180,685
						                                   =========   ========   ========
Average number of shares of common
stock outstanding (2)                      825.649    825,649    825,649
						                                    ========   ========   ========
Basic and diluted earnings per share         $1.26      $0.14      $0.22
                                          ========   ========   ========
Notes:

(1)	In the periods presented, the Company had only one class of Common stock.

(2)	To determine the average number of shares of common stock, the average numberof common shares outstanding during each month were added together and the sum was then divided by 12.


Exhibit 99.1
                             Additional Exhibits
                                News Release

For immediate release Monday, March 13, 2000

Coachmen Industries Proposes to Acquire Mod-U-Kraf Homes, Inc.

Elkhart, Indiana--Coachmen Industries, Inc. (NYSE: COA) of Elkhart, Indiana, and Mod-U-Kraf Homes, Inc. (OTC: MODU) of Rocky Mount, Virginia, announced today that they have signed a Letter of Intent calling for Coachmen to acquire all the outstanding stock of Mod-U-Kraf for $11.75 per share. The proposal includes plans for Mod-U-Kraf to continue to operate as a separate entity under the Coachmen Housing Group. Closing of the transaction is expected in late April or early May, subject to completion of due diligence by Coachmen, negotiation of a definitive agreement, approval by the shareholders of Mod-U-Kraf and other normal closing conditions. The letter of intent provides for an exclusive negotiating period and a significant break-up fee payable to Coachmen in certain circumstances.

"An integral part of Coachmen's strategic plan is to grow the Housing Group through the internal expansion of existing business and through the acquisition of companies that share Coachmen's business goals, values, practices and philosophies," explained Claire C. Skinner, Chairman of the Board and CEO of Coachmen Industries, Inc. "Because Mod-U-Kraf matches up well with us, we want to pursue this acquisition opportunity."

"The association with Coachmen would provide the opportunity to continue our growth, expand our facilities, offer our employees greater opportunities and enable Mod-U-Kraf to move into the new millennium as a major builder of modular homes, "I have known and have had dialogue with several of Coachmen's senior management team since 1992 and I know that their goals and plans for growth and expansion are similar to our own."

Under the agreement, Mod-U-Kraf's current management team would remain in place, as would the company's roughly 220 employees. "Mod-U-Kraf is an industry leader and its team has a strong history of success. We will be very pleased to welcome them to the Coachmen Industries family," Skinner said.

Mod-U-Kraf has been building homes for over 28 years. Currently operating out of two plants, Mod-U-Kraf markets its products in Virginia, North Carolina, South Carolina, West Virginia, Maryland, Northern Georgia, Eastern Tennessee and Eastern Kentucky. "the year 1999 was an outstanding one for Mod-U-Kraf," Powell said. "Sales and profits reached an all-time high." Sales were in the $22 million range.

James E. Jack, Executive Vice President and Chief Financial Officer for Coachmen Industries added, "This acquisition would strenghen our position in modular construction and fit our strategic plan to expand this sector of Coachmen Industries."

Mod-U-Kraf would join All American Homes as part of Coachmen's Housing Group. All American Homes, with five manufacturing locations, is the leading producer of modular, precision-built homes in the U.S.

Though Mod-U-Kraf is involved in the production o modular housing like All American Homes, the company offers Coachmen new ventures with its Special Projects Division. Serving the commercial building sector, the Special Projects Division builds motels, townhouses, condominiums, apartments, dorms, business offices, day care facilities and medical offices. All building comply with commercial building codes and are reviewed by a third party inspection agency.

Coachmen Industries, Inc. is one of the nation's leading producers of recreation vehicles. The company's All American Homes division is America's leading producer of modular homes. Unlike the manufactured housing industry, Coachmen's modular homes are built to local codes verses HUD codes. Recreation vehicles comprised 83 percent of Coachmen Industries' 1999 sales and modular homes represented 17 percent. Coachmen is publicly held with stock listed on the New York Stock Exchange (NYSE) under COA symbol. Mod-U-Kraf is traded over-the-counter under the MODU symbol.

For more information:
   James E. Jack, Executive Vice President and Chief Financial Officer Coachmen Industries, Inc.
   Phone: 219-262-0123

   Rich Allen, Corporate Communications, Coachmen Industries, Inc.
   Phone: 219-262-0123
   E-mail: rallen@coachmen.com
   Web Site: www.coachmen.com

   Dale H. Powell, President, Mod-U-Kraf Homes, Inc.
   Phone: 540-483-0291