Form 10QSB
period 2000-03-31
MOD U KRAF HOMES INC
filed 2000-05-08
CIK 67251

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                              FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
         For the quarterly period ended       MARCH 31, 2000
                                         ------------------------

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
                                                             ----------

                         MOD-U-KRAF HOMES, INC.

                                 INDEX


                     PART I - FINANCIAL INFORMATION

    Balance Sheets                                        2

    Statements of Income                                  3

    Statements of Cash Flows                              4

    Management's Discussion and Analysis                  5

    Notes to Financial Information                        6

                      PART II - OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of
                  Security Holders                        7

                         MOD-U-KRAF HOMES, INC.
                      Consolidated Balance Sheets
                        March 31, 2000 and 1999

          ASSETS                                  2000       1999
                                              ----------  ----------
CURRENT ASSETS
  Cash and cash equivalents                   $1,692,374  $1,641,056
  Certificates of Deposits                       400,000         -
  Receivables                                    194,433     366,744
  Cost and estimated earnings in excess
    of billings on uncompleted contracts           2,191      94,878
  Inventories (Note 4)                         2,713,039   2,602,592
  Notes receivable, current portion (Note 5)     503,975     444,068
  Prepaid expenses                                25,924      33,106
  Income taxes receivable                            -      76,980
                                              ----------  ----------
    Total current assets                       5,531,936   5,259,424

LONG-TERM NOTES RECEIVABLE (Note 5)              139,801     157,052

PROPERTY AND EQUIPMENT, at cost less
  accumulated depreciation
  2000 $3,468,671; 1999 $3,358,433. (Note 6)   3,278,785   3,508,109

OTHER ASSETS
  Deferred income taxes                          344,810     416,381
  Cash surrender value of life insurance         175,882     160,504
  Reimbursement Account (Note 8)                 213,790     206,700
  Eminent Domain Deposit                         175,596         -
  Bond Issue Costs (Note 8)                       60,440      65,132
  Model homes                                    446,419     471,881
                                              ----------  ----------
                                             $10,367,459 $10,245,182
                                              ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of post-retirement (Note 7)     87,165      79,788
  Current maturities of long-term debt(Note 8)   150,000     150,000
  Accounts payable and other liabilities         601,320     941,231
  Accrued compensation                           432,739     315,501
  Customer deposits                              119,844     158,522
  Income Taxes Payable                            76,227     218,391
                                              ----------  ----------
          Total current liabilities            1,467,323   1,863,433

LONG-TERM POST RETIREMENT BENEFITS (Note 7)      817,224     904,389
LONG-TERM DEBT (Note 8)                        2,250,000   2,400,000
                                              ----------  ----------
          Total liabilities                    4,534,547   5,167,822
                                              ----------  ----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value, 2,000,000
    shares authorized: shares issued and
    outstanding 2000 825,649, 1999 825,649       825,649     825,649
  Additional Paid in Capital                     459,671     459,671
  Retained earnings                            4,547,592   3,792,040
                                              ----------  ----------
                                               5,832,912   5,077,360
                                              ----------  ----------
                                             $10,367,459 $10,245,182
                                              ==========  ==========
Accompanying notes are an important part of these financial statements.

                        MOD-U-KRAF HOMES, INC.
                   Consolidated Statement of Income
            Quarters Ended March 31, 2000 and March 31, 1999


                                                 2000        1999
                                              ----------  ----------
Net Sales                                     $4,412,021  $4,790,258
  Cost of Sales                                3,277,881   3,475,871
                                              ----------  ----------
                                               1,134,140   1,314,387
Selling, General and Administrative Expenses     878,012     728,330
                                              ----------  ----------
  Income from Operations                         256,128     586,058

Deferred Compensation Expense                     16,920      18,298
Post Retirement Benefits Expense                   2,489       2,619

Non-operating Income/<Expenses>                    1,545      (2,520)
                                              ----------  ----------

  Income Before Income Taxes                     238,264     562,619

Federal and State Income Taxes                    83,393     219,422
                                              ----------  ----------

    Net Income                                   154,872     343,198
                                              ==========  ==========

Earnings per share:
            Net Income                              0.19        0.42
                                              ==========  ==========

Depreciation Included in Above Cost              110,238     117,021
                                              ==========  ==========

Accompanying notes are an important part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                  Consolidated Statement of Cash Flows
                 Quarters Ended March 31, 2000 and 1999

                                                 2000        1999
OPERATING ACTIVITIES                          ----------  ----------
  Net Income/<Loss>                           $  154,872  $  343,198
  Noncash <income> expenses included
      in income or <loss>:
    Depreciation and amortization                110,238     117,021
    Deferred income taxes                            -           -
    Loss (gain) on sale of equipment              (1,000)     (5,000)
    Increase in cash value of life insurance      (8,109)     (2,772)
    Adjustments to post retirement benefits      (20,734)    (19,225)
  <Increase> decrease in:
    Trade receivables                            215,988     (90,976)
    Cost and estimated earnings in excess
      of billings on uncompleted contracts       251,010     (18,674)
    Inventories                                 (498,555)   (984,576)
    Prepaid Expenses                                 633       1,551
    Model placement costs                         (1,673)      5,376
    Income taxes receivable                          -           (80)
  <Decrease> increase in:
    Accounts payable and other Liabilities      (175,586)    395,853
    Accrued compensation                          65,858      95,094
    Customer deposits                           (144,809)      1,322
    Income taxes payable                        (495,823)    218,391
                                              ----------  ----------
  Net cash provided by (used in)
      operations                                (547,690)     56,503
                                              ----------  ----------
INVESTING ACTIVITIES
  Proceeds from sale of equipment                  1,000       5,000
  Purchase of property & equipment net of
     debt incurred 2000 $0 ;1999 $0.             (38,774)    (50,642)
  <Increase> decrease in notes receivable
     arising from sales                           46,564      52,505
                                              ----------  ----------
  Net cash provided by (used in)
     investing activities                          8,790       6,863
                                              ----------  ----------
FINANCING ACTIVITIES
  Cash dividends paid                            (24,769)    (24,769)
  Debt issue costs, net of debt incurred
    2000 $0 : 1999 $0.                               990         990
  Funding of reimbursement account               (39,641)    (52,265)
  Earnings on unused bond proceeds                                (8)
                                              ----------  ----------
  Net cash provided by (used in)
     financing activities                        (63,420)    (76,052)
                                              ----------  ----------
    Net increase (decrease) in cash             (602,320)    (12,686)
CASH
  Beginning                                    2,694,694   1,653,742
                                              ----------  ----------
  Ending                                      $2,092,374  $1,641,056
                                              ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest                                  $   23,088  $   19,027
    Income taxes                              $   23,010  $      -

Accompanying notes are an important part of these financial statements.

                         MOD-U-KRAF HOMES, INC.
                    NOTES TO FINANCIAL INFORMATION

1. The financial information furnished herein is not certified, but re-flects all adjustments, consisting only of normal recurring adjust-ments which are, in the opinion of management, necessary to a fair
    statement of the results for the quarter ended March 31, 2000.   The
    results for the quarter ended March 31, 2000 are not necessarily in-dicative of results to be expected for the entire year. The housing industry is seasonal in nature and revenues to the Company during the period April 1 to September 30 are normally greater than revenues during the balance of the year.

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

    The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

    Revenues are recorded when the houses are delivered for sales made on account. Cash sales paid in advance are recorded when produced.

3.  Cost and estimated earnings on uncompleted contracts
                                                       2000         1999
                                                       ----         ----
    Costs incurred on uncompleted contracts         $ 803,755    $ 713,502
    Estimated earnings                                 80,057      276,309
                                                      -------      -------
                                                      883,812      989,811
    Less billings to date                             881,621      894,933
                                                    ---------      -------
    Costs and estimated earnings in excess
      of billings on uncompleted contracts          $   2,191    $  94,878
                                                    =========      =======

4.  Inventories
    The components of inventories are as follows       2000         1999
                                                       ----         ----
    Raw Materials                                  $1,115,985   $1,120,300
    Work-In-Progress                                  317,377      267,772
    Finished Goods                                  1,316,399      922,104
    Land and Units held for sale                      287,278      292,416
                                                  -----------  -----------
                                                   $2,713,039   $2,602,592
                                                  ===========  ===========

5.  Notes Receivable                                   2000         1999
                                                       ----         ----
    Various mortgage notes receivable secured by
     deeds of trust                                 $ 148,056    $ 155,860
    Various construction loans(all current)           488,057      429,747
    Demand note receivable with interest payable
     quarterly at 9%, unsecured                           -          2,225
    Life insurance note receivable from an
     officer of the Company(non-interest bearing)       2,038        2,038
    Note receivable from the President, payable
     in annual principal installments of$5,625
     interest at 5.03%                                  5,625       11,250
                                                  -----------  -----------
                                                      643,776      601,120
        Less current portion                          503,975      444,068
                                                  -----------  -----------
                                                    $ 139,801    $ 157,052
                                                  ===========  ===========


6.  Property and Equipment                             2000         1999
                                                       ----         ----
    Land and improvements                          $  777,724   $  775,724
    Buildings                                       2,934,429    2,926,755
    Manufacturing equipment                         2,445,620    2,279,180
    Other furniture, fixtures and equipment           589,683      551,666
                                                  -----------  -----------
                                                    6,747,456    6,533,325
        Less accumulated depreciation              (3,468,671)  (3,025,216)
                                                  -----------  -----------
                                                   $3,278,785   $3,508,109
                                                  ===========  ===========


7.  Deferred Compensation, Related Parties             2000         1999
                                                       ----         ----
    Present Value of deferred compensation
    benefits payable  to the widow of O.Z. Oliver
    at $6,311 monthly until the earlier of her
    death or Sept. 2006, discounted at 8.50% in
    1995 and 1994.                                 $  377,158   $  418,803

    Present Value of deferred compensation
    benefits payable to Robert K. Fitts at $5,560
    monthly until his death after which the
    benefits are payable to his spouse until the
    earlier of her death or July 2007, discounted
    at 8.50% in 1995 and 1994.                        410,857      441,160

    Present value of estimated post-retirement
    benefits other than pensions discounted at
    8.50%                                             116,374      124,214
                                                  -----------  -----------
                                                      904,389      984,177
        Less Current Maturities                        87,165       79,788
                                                  -----------  -----------
                                                   $  817,224   $  904,389
                                                  ===========  ===========

8.  Long-Term Debt

    On July 12, 1995, the IDA of Franklin County, VA issued bonds in the amount of $3,000,000 to finance the construction of a manufacturing facility. The Series 1995 Variable Rate Demand Industrial Revenue Bonds are secured by the Company's Irrevocable Letter of Credit with Crestar Bank. The letter of credit agreement subjects the Company to certain financial and operating covenants, all of which the Company was in compliance with at year end. Crestar Bank holds a first lien and security interest on the facility. The bonds are payable in annual principal amounts of $150,000 through 2015. The interest rate was 4.15% at March 31, 2000.

    The Company has entered an agreement to purchase the facility through the IDA. The Company's obligation under the agreement is equal to the required principal and interest payments on the bonds and is payable in monthly installments currently estimated at $22,000. The monthly payments are deposited into a Reimbursement Account with Crestar Bank and used to pay all principal, interest and fees related to the Bonds. The Company also agreed to maintain an additional required deposit in the reimbursement account equal to 55 days of interest at 15.0% on the bonds. As of March 31, 2000, the Reimbursement Account balance was as follows:

         Required prepaid interest deposit      $ 67,810
         Unused monthly principal deposits       112,500
         Earnings                                 33,480
                                             -----------
                                                $213,790
                                             ===========

    The Company's policy is to reflect the balance of the reimbursement account as an asset until the funds are used by the trustee for payment of bond obligations, at which time the Company reduces its obligations under the asset sale agreement.

    As of March 31, 2000, $3,000,000 of the bond proceeds have been drawn from the trustee. The Company's obligation under the asset sale agreement is reflected at the amount of bond proceeds that have been drawn. Any unused proceeds will be used for early retirement of bonds.

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

10. Related Party Transactions

    In the normal course of busines, the Company makes purchases from a supplier formerly owned by the estate of a director of the Company. The supplier is no longer a related party.

    The Company is obligated under deferred compensation agreements to two former officers (Note 7).

                        MOD-U-KRAF HOMES, INC

                  Management's Discussion and Analysis
                    of the First Quarter Statements


    Net sales for the first quarter of 2000 were $4,412,021 as compared to $4,790,258 for the first quarter of 1999, a 7.89% decrease.  The
Company ended the quarter with 27 units in inventory; a retail value of $1,445,674. The weather was not as cooperative the first quarter of
2000 as it was the first quarter of 1999. Snow and rain slowed demand slightly and prevented the setting of houses resulting in increased inventory and decreased sales.
    Management believes that the market for its modular housing is likely to remain strong for the foreseeable future because of the continued
strength of the economy and the current historically low interest rates available to home buyers. The Company intends to capitalize on this anticipated demand by improving its production capacities and efficiency, resulting in improved revenues and gross profit margins. The Company's success in realizing these goals will be affected by weather conditions in its market and its ability to effectively control manufacturing costs, both of which may negatively impact performance.  Demand for the Company's products also is sensitive to general economic conditions in its market and would be negatively affected by any economic downturn.
    Cost of Sales was  74.29% of net sales for the first quarter of 2000 and  72.56% for the first quarter of 1999.  Gross profit margin was
25.71% for the first quarter of 2000 and 27.44% for the first quarter of 1999.
    Selling, General and Administrative expenses were 19.90% of net sales for the first quarter of 2000 and  15.20% for the first quarter of 1999.
This increase is due to decreased sales volume for the first quarter of 2000.  Sales commissions and builder discounts accounted for much of the increase in expense.
     We had a net income for the first quarter 2000 of $154,872 compared to
a net income of $343,198 for the first quarter of 1999.   This is  $0.19
per share for the first quarter of 2000 and $0.42 per share for the same period in 1999.
     There was no significant changes in liquidity and capital resources during the first quarter of the year.
     The Company started a turnkey division a few years ago, which would give individual Mod-U-Kraf Homes customers the option to have the Company finish the entire project at the job site. In the past, individual customers would have to hire a contractor to dig out the basement, pour the foundation, dig the well, put in a driveway, install the siding and finish "zipping up" the house once it is set on the foundation.
Initially, this was an immaterial part of our business and did not require any special accounting procedures. Over the past three months, the Company's Turnkey division has become a material source of revenue because of the increased number of turnkey contracts in progress at the end of the quarter. As a result, management has elected to recognize revenue from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the cost-to-cost method. This is reflected on the Balance Sheet in "Costs and estimated earnings in excess of billings on uncompleted contracts", which represents revenues recognized in excess of amounts billed.

                          MOD-U-KRAF HOMES, INC.
                                 PART II
                            OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------
         As reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, a suit against the Company is pending in the United States District Court by a former employee who is seeking damages for unlawful termination.
         The Company is vigorously contesting the suit. The ultimate outcome of the litigation is unknown at this time. However, potential losses, including fees and costs, could reach $300,000.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Mod-U-Kraf Homes, Inc.  held its annual meeting of shareholders
         on March 22, 2000   The following were elected to the Board of
         Directors: Dale H. Powell, Edwin J. Campbell, W. Curtis Carter, Bobbie L. Oliver and Mary L. Fitts. Following the meeting the following were elected officers: Dale H Powell, President, Edwin J Campbell, Executive Vice President, Jeffrey D Powell, Vice President of Operations, George Scott, Vice President of Administration, Steven T. Montgomery, Controller and R. Franklin Hodges, Vice President of Sales and Marketing.

         The votes cast in the election of directors were as follows:

         Name                   For        Against/Withheld
         ---------           ---------     ----------------
         W. Curtis Carter     530,436             6,118
         Mary L. Fitts        530,436             6,118
         Dale H. Powell       530,436             6,118
         Bobbie L. Oliver     530,436             6,118
         Edwin J. Campbell    530,436             6,118


Item 5. Miscellaneous - Definitive Agreement with Coachmen
        --------------------------------------------------
        On May 1, 2000, the Company and Coachmen Industries, Inc. announced the execution of an Agreement and Plan of Merger dated as of May 1, 2000 (the "Merger Agreement"), by and among the Company, Coachmen and a wholly owned subsidary of Coachmen. The Merger Agreement provides for the statutory merger of the Coachmen subsidiary with and into the Company (the "Merger") pursuant to which each share of common stock of the Company shall be automatically converted into the right to receive from Coachmen $11.75 in cash. Following the consummation of the Merger, the Company will continue to operate as a separate subsidary under the Coachmen Housing Group.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a) The following documents are filed as part of this report:

    Exhibit 3.2(e)    Amendment to Bylaws dated April 28, 2000

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


Date: May 1, 2000


                                ----------------------------------
                                           Dale H. Powell
                                President and Chairman of the Board


                                ----------------------------------
                                        Steven T. Montgomery
                                             Controller





                            EXHIBIT INDEX


Exhibit 3.2(e)     Amendment to Bylaws dated April 28, 2000


Exhibit 3.2(e)

    Pursuant to a resolution passed by the Board of Directors of Mod-U-Kraf Homes, Inc. (the "Corporation") on April 28, 2000, the
Bylaws of the Corporation are amended to add a new Article X as follows:

                            ARTICLE X

                    Control Share Acquisition Statute
                    ---------------------------------

    Article 14.1 of the Virginia Stock Corporation Act shall not apply to acquisitions of shares of capital stock of the Corporation.